Form 10-Q
period 2025-09-30
BRB Foods Inc.
filed 2025-12-12
CIK 1976870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-42870

BRB FOODS INC.

 (Exact name of registrant as specified in its charter)

Wyoming	92-1196935
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Rua Doutor Eduardo de Souza Aranha

387 – Conjunto 151

Sao Paulo, SP, Brazil, 04543-121

+55 4040-5766

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 11, 2025 there were 12,000,000 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

i

part I – FINANCIAL INFORMATION

Item 1. Financial Statements

BRB FOODS INC.

CONSOLIDATED BALANCE SHEET

ASSETS

UNAUDITED AS OF SEPTEMBER 30, 2025, AUDITED AS OF DECEMBER 31, 2024.

(Amounts expressed in US Dollar – USD)

	Notes	September 30, 2025	December 31, 2024
			(Restated)

CURRENT ASSETS
Cash and cash equivalents	5	17	26
Accounts receivable	6	12,552	11,326
Inventory	7	62,404	53,599
Other credits	8	14,400	12,369
Related Parties	25	136,678	134,071
Advance to Suppliers	9	119,825	114,112
Recoverable Taxes	10	71,505	61,416
Other Assets	11	1,025,195	1,025,195
Total Current Assets		1,442,576	1,412,114

NON-CURRENT ASSETS
Property, Plant and Equipment	12	77,074	79,228
Operating lease assets	13	57,009	168,945
Intangible assets	14	512,012	512,012
Total Non-Current Assets		646,095	760,185

TOTAL ASSETS		2,088,671	2,172,299

Management’s explanatory notes form an integral part of these consolidated financial statements. The September 30, 2025 information is unaudited.

LIABILITIES AND NEGATIVE SHAREHOLDERS’ EQUITY

UNAUDITED AS OF SEPTEMBER 30, 2025, AUDITED AS OF DECEMBER 31, 2024.

(Amounts expressed in US Dollar – USD)

	Notes	September 30, 2025	December 31, 2024
			(Restated)

CURRENT LIABILITIES
Suppliers	15	4,600,752	3,458,792
Loans	16	2,735,448	2,317,609
Related Parties	26	736,133	693,120
Taxes	18	315,020	239,580
Labor and social security liabilities	19	226,761	156,683
Other obligations		12,540	10,771
Lease	13	134,580	115,592
Total Current Liabilities		8,761,234	6,992,147
NON-CURRENT LIABILITIES
Loans	16	-	-
Lease	13	62,124	53,358
Taxes	18	-	-
Total Non-Current Liabilities		62,124	53,358

NEGATIVE SHAREHOLDERS’ EQUITY
Capital stock		1,012,492	1,012,492
Common stock, par value $0.001 per share; 30,000,000 authorized shares, 12,000,000 shares issued and outstanding
Accumulated Losses		(7,874,762)	(7,061,973)
Cumulative translation adjustment (CTA)		127,583	1,176,275

Negative Total Shareholders’ Equity	20	(6,734,687)	(4,873,206)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		2,088,671	2,172,299

Management’s explanatory notes form an integral part of these consolidated financial statements. The September 30, 2025 information is unaudited.

UNAUDITED CONSOLIDATED INCOME STATEMENT

FOR THREE AND NINE MONTHS ENDED AS OF SEPTEMBER 30, 2025 AND 2024.

(Amounts expressed in US Dollar – USD)

		For three months ended		For nine months ended
		September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

NET REVENUE	21	-	-	-	40,463

Cost of products sold	22	-	-	-	(48,616)

GROSS PROFIT		-	-	-	(8,153)

OPERATING INCOME (EXPENSES)
General and Administrative Expenses	23	(150,641)	(98,030)	(557,250)	(263,233)
Sales expenses	23	-	(1,858)	-	(23,518)

OPERATING INCOME BEFORE FINANCIAL INCOME		(150,641)	(99,888)	(557,250)	(294,904)

FINANCIAL INCOME
Financial revenue	24
Financial expenses	24	(24,297)	(96,900)	(255,538)	(661,713)

NET INCOME (LOSS) BEFORE INCOME TAX		(174,938)	(196,788)	(812,788)	(956,617)

Income Tax	25	-	-	-	(2,942)

NET INCOME (LOSS) FOR THE YEAR		(174,938)	(196,788)	(812,788)	(959,559)
Earnings per share:	27
Basic		(0.01)	(0.02)	(0.07)	(0.08)
Diluted		(0.01)	(0.02)	(0.07)	(0.08)
Weighted average shares outstanding	27
Basic		12,000,000	12,000,000	12,000,000	12,000,000
Diluted
Dividends per common share		-	-	-	-

Management’s explanatory notes form an integral part of these unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES TO SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2024, AND THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025.

(Amounts expressed in US Dollar – USD)

	Capital stock	Accumulated Profit/Losses	Cumulative Translation Adjustments	Total shareholders’ equity

Balance on 12/31/2023	1,012,492	(5,434,153)	(315,372)	(4,737,033)

Net Income (Loss)for the year	-	(630,311)	-	(630,311)

Currency Translation Adjustments	-	-	197,388	197,388

Balance on 03/31/2024	1,012,492	(6,064,464)	(117,984)	(5,169,956)

Net Income (Loss)for the year	-	(132,460)	-	(132,460)

Currency Translation Adjustments	-	-	459,171	459,171

Balance on 06/30/2024	-	(7,194,433)	341,187	(4,546,495)

Net Income (Loss)for the year	-	(196,788)	-	(196,788)

Currency Translation Adjustments	-	-	46,748	46,748

Balance on 09/30/2024	1,012,492	(5,252,897)	387,935	(3,852,470)

Balance on 12/31/2024	1,012,492	(7,061,973)	1,176,275	(4,873,206)

Net Income (Loss)for the year	-	(516,241)	-	(516,241)

Currency Translation Adjustments	-	-	(390,445)	(390,445)

Balance on 03/31/2025	1,012,492	(7,578,214)	785,830	(5,779,892)

Net Income (Loss)for the year	-	(121,609)	-	(121,609)

Currency Translation Adjustments	-	-	(465,380)	(465,380)

Balance on 06/30/2025	1,012,492	(7,699,823)	320,450	(6,366,881)
Net Income (Loss)for the year	-	(174,938)	-	(174,938)

Currency Translation Adjustments	-	-	(192,867)	(192,867)

Balance on 09/30/2025	1,012,492	(7,874,762)	127,583	(6,734,687)

Management’s explanatory notes form an integral part of these unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

FOR THREE AND NINE MONTHS ENDED AS OF SEPTEMBER 30, 2025 AND 2024.

(Amounts expressed in US Dollar – USD)

	For three months ended		For nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

NET INCOME (LOSS) FOR NINE MONTHS	(174,938)	(196,788)	(812,788)	(959,559)

Other comprehensive income (loss), net of tax:	-	-	-	-
Net foreign currency translation (loss) gains	(192,867)	46,748	(1,048,692)	703,307

COMPREHENSIVE INCOME	(367,805)	(150,040)	(1,861,480)	(256,252)

Management’s explanatory notes form an integral part of these unaudited consolidated financial statements.

CASHFLOW STATEMENT

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(Amounts expressed in US DOLLAR – USD)

	For three months ended
	September 30, 2025	September 30, 2024
Cash Flows From Operating Activities
Loss for the year	(174,938)	(196,788)

Adjustments to reconcile the income with cash and cash equivalents generated by operating activities
Depreciation	60,670	62,498
Cumulative Translation Adjustments	(192,867)	46,748
Allowance for doubtful accounts	-	-
Interest	24,297	96,901
Other adjustments	(283)	(215,924)
Appropriation of revenue receivable	-
Decreases/(increase) in assets	-	-
Accounts Receivable	(228)	(835)
Inventory	(1,584)	(1,251)
Taxes to recover	(1,815)	(1,433)
Advance to Suppliers	9,661	(2,664)
Credits to partners	-	(4,425)
Other credits	(366)	3,288
(Decreases)/increase in liabilities	-	-
Suppliers	251,274	188,019
Labor and social security liabilities	25,551	14,390
Taxes	17,410	8,864
Lease	(13,243)	3,945
Other liabilities	318	251
Net cash provided by operations activities	3,857	1,584
Cash Flows From Investing Activities:
Lease	-	-
Property, Plant and Equipment	718	718
Intangible assets	(4,477)	(179,148)
Write-off of fixed assets	-	-
Marketable securities	-	-
Net cash (used for investing activities	(3,759)	(178,430)
Cash Flows From Financing Activities:
Lease	(30,184)	(718)
Loans	28,077	182,262
Advance Receivables	-	-
Intercompany	2,000	(4,709)
Accounts Payable	-	-
Capital Subscription	-	-
Net cash provided by (used for) financing activities	(107)	176,835
(Decrease) increase in cash and cash equivalents	(9)	(11)
Cash and equivalents at the beginning of the year	26	6,744
Cash and cash equivalents the end of the year	17	6,733
(Decrease) increase in cash and cash equivalents	(9)	(11)

Management’s explanatory notes form an integral part of these unaudited consolidated financial statements.

CASHFLOW STATEMENT

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(Amounts expressed in US DOLLAR – USD)

	For nine months ended
	September 30, 2025	September 30, 2024
Cash Flows From Operating Activities
Loss for the year	(812,788)	(959,559)

Adjustments to reconcile the income with cash and cash equivalents generated by operating activities
Depreciation	116,413	180,979
Cumulative Translation Adjustments	(1,048,692)	703,307
Allowance for doubtful accounts	-	-
Interest	255,538	661,714
Other adjustments	(1)	(501,406)
Appropriation of revenue receivable	-	-
Decreases/(increase) in assets	-	-
Accounts Receivable	(1,226)	48,740
Inventory	(8,805)	37,845
Taxes to recover	(10,089)	9,313
Advance to Suppliers	(5,713)	19,774
Credits to partners	(2,607)	(58,161)
Other credits	(2,031)	17,110
(Decreases)/increase in liabilities	-	-
Suppliers	1,141,960	(302,875)
Labor and social security liabilities	70,078	40,179
Taxes	75,440	104,054
Lease	-	(23,943)
Other liabilities	1,769	(7,733)
Net cash used for operations activities	(230,754)	(30,662)
Cash Flows From Investing Activities:
Lease	-	-
Property, Plant and Equipment	2,154	1,436
Intangible assets	(4,477)	(55,422)
Write-off of fixed assets	-	-
Marketable securities	-	-
Net cash used for investing activities	(2,323)	(53,986)
Cash Flows From Financing Activities:
Lease	27,754	(1,436)
Loans	162,301	(81,632)
Advance Receivables	-	-
Intercompany	43,013	166,684
Accounts Payable	-	-
Capital Subscription	-	-
Net cash provided by (used) for financing activities	233,068	83,616
(Decrease)increase in cash and cash equivalents	(9)	(1,032)
Cash and equivalents at the beginning of the year	26	7,765
Cash and cash equivalents the end of the year	17	6,733
(Decrease)increase in cash and cash equivalents	(9)	(1,032)

Management’s explanatory notes form an integral part of these unaudited consolidated financial statements.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

Organization and Description of Business

BRB FOODS Inc, is a corporation with its headquarters office in State of Wyoming is to be located at 36 Shadow Brook Lane Lander, WY 82520 of Kent, and currently owns 100% of issued shares of Thamuz LLC, a company with its headquarters office in State of Delaware is to be located at 8 The Green, Ste R, in the City of Dover County of Kent, which, in turn, owns 100% of issued shares of the companies BR Brands S.A. and Boni Logistica Ltda, both headquartered at Rua Dr, Eduardo de Souza Aranha, no. 387 — Conjunto 151B, in the capital of the State of Sao Paulo in Brazil, having a legal personality under private law, where its duration is indeterminate, and its performance is established throughout the national territory. BR Brands S.A. and Boni Logistica Ltda, started their activities in 2020, through brands with strong recognition and leadership in the markets where it operates.

BR Brands S.A. and Boni Logistica Ltda were incorporated in Brazil by members of the Bonifácio family in 2020 who subsequently in 2022 conferred their equity in these entities to Thamuz LLC in November, 2022, date in which Thamuz LLC became the sole shareholder of BR Brands S.A. and Boni Logistica Ltda, BRB Foods Ltd, in its turn was incorporated on October 13, 2022, and afterwards the then shareholders of Thamuz’s LLC (i.e., the members of the Bonifácio family who founded BR Brands S.A. and Boni Logistica Ltda), conferred the issued and outstanding shares of Thamuz LLC into the capital of the Company. As a result of this corporate restructuring: (i) Mr. Paulo R. Bonifacio contributed to the Capital of the Company, according to their services and vesting agreement, Mr. Paulo R. Bonifacio is (and shall be after the offer) owner of record and beneficial owner of the majority of the shares of the Company and therefore is a controlling shareholder; (ii) the Company will directly own 100% of Thamuz LLC’s shares; and (iii) Thamuz LLC will directly own 100% of BR Brands S.A. and the Boni Logistica Ltda.’s respective shares.

We are an operating company incorporated under US law and conduct business through our operating subsidiaries. The structure of the group follows:

Company	Activities	Country	Units	Participation	Percentage
BRB Foods Inc.	Holding	USA	1	-	100%
Thamuz LLC	Holding	USA	1	Direct	100%
BR Brands S.A.	Industrialization and sale of grains (mainly rice and beans), pasta, flour, among other products	Brazil	4	Indirect	100%
Boni Logística Ltda.	Distribution centers, transports and logistics solutions	Brazil	1	Indirect	100%

BRB Foods Ltd. incorporated on October 13, 2022, headquartered in Dover, Delaware in the United States of America, is a holding company whose subsidiaries are BR Brands S.A. founded on December 1, 2020 and Boni Logística Ltda. founded on February 26, 2020, both located in São Paulo in Brazil. On October 31, 2023, the company changed its name to BRB Food Inc. and changes its address to Wyoming. BRB FOODS Inc. is a corporation with its headquarters office in State of Wyoming is to be located at 36 Shadow Brook Lane Lander, WY 82520 of Kent.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements are intended to provide information for comparative purposes and result from the aggregation of the individual financial statements of its subsidiaries.

We operate in the food segment, supplying high quality products to retailers and wholesalers, operating in the South, Southeast and Midwest regions.

We entered into licensing agreements with Unilever — one of the largest suppliers of food and personal care products in the world, for the licensing of the brands Knorr, Arisco, Maizena and Mae terra.

Through our operational subsidiaries based in São Paulo, Brazil, we aim to be present in all meals of Brazilian families, by introducing healthy and quality food. We currently provide our products in seventeen (17) Brazilian states through fourteen (14) integrated distribution centers (IDCs). Aligned with Brazilians’ eating habits and with the search for natural foods for a healthy life, we offer products based on grains, cereals, milk protein, vegetable protein, vegetables, and fruits. Our products are cultivated, selected, and prepared within the highest operational standards. The company invested the nine-month period ended September 30, 2025 increasing our expenses, to prepare our back office team, our sales teams and operational staff for start to sell new 64 products for all Brazilian territory, and 14 integrated distribution centers, which will start in the first quarter of 2026.

We are licensed to launch, produce, sell, and distribute certain food products under four (4) well-known brands in Brazil. Additionally, due to our management’s logistics experience, our distribution capabilities continue to be further improved. We consider our distribution capabilities a key aspect of our business as it allows us to provide improved delivery services to our customers while increasing efficiency and sustainability.

Management Letter

In 2023, we leveraged the Company’s strategy by adding 64 new products to our portfolio, under brands known throughout Brazil such as Knorr, Maizena, Arisco and Mãe Terra. This portfolio covers the global food base and mainly in Latin America, and Brazil, such as fresh grains, beans and rice, as well as other grains made from wheat, which will be sold in our pasta and macaroni, cassava and corn, sold through of a complete line of flours, including tapioca and popcorn, products that will be under the Arisco and Maizena brands. Completing the launches of new products, a complete line of natural and organic products including cocoa, brown sugar, oats, among others that will be sold under the Mãe Terra brand.

Since that 14 external suppliers were developed and certified by the Company’s quality department, within the strictest standards of good practices to guarantee food safety, work safety and the well-being of the people involved in the entire process, as well as environmental safety.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

These developments begin in 2024, the construction of our Environmental, Social and Governance (ESG) pillar, aiming for the highest level in people management, governance, environment and surrounding communities.

Continuing with the go to market, the Company hired 14 new independent distribution centers (“IDC”s) strategically located close to the main consumer centers in Brazil and with them we can improve our distribution in more than 90 thousand and ninety thousand points of sale, according to our sales plan, business.

Considering the increased portfolio achieved in 2023, our presence at the point of sales will be significantly increased. This means an expressive growth in contribution margins, and revenue if compared to the 2022 fiscal year. It will guarantee the continuous growth of the Company and provide resource to realize payments of the outstanding balances of suppliers and other liabilities recognized by the Company, as mentioned in the financial statements.

The growth is due to the significant increase in the portfolio and expansion territory, which compares to 2022, when we only had 3 products been sold in supermarket shelves in just part of the state of São Paulo, Brazil. Even in this scenario, in 2022, we managed to reach a very expressive market share of 7% within the beans category in the city of São Paulo, far surpassing brands already established in this market.

In relation to territorial expansion through our logistics, where we will operate from the 14 IDCs, we will be able to reach the notable number of 90 thousand points of sale and consequently growth at an expressive CAGR for the next years, in accordance with our business plan. Our projected EBITDA margin for next years will be higher due to the quality of the portfolio achieved in 2023 and also to the territorial expansion, as mentioned above, which will be achieved in sales during the next period.

Financial support for this growth will be attributed to the initial public offering of BRB Foods Inc. which has been ongoing since the first SEC filing in May 2023 and which became signaling an initial public offering for capitalization of U$8 million (eight million US dollars) and  eventually follow ons estimated for the next fiscal years. These events will provide for continued growth, acquisitions and expansion new territories.

Since February 2023, the Company has received funds through regulated instruments (as convertible notes), leading up to the initial public offering, which we hope to finalize in the last quarter of 2025.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The main accounting policies adopted by the Companies in these financial statements are described below. These policies have been consistently applied in the years presented, unless otherwise indicated.

The interim financial statements for the three months ended September 30, 2025, were prepared to assume the normal continuity of its activities and do not include any adjustments related to the realization and classification of asset values or liability values.

Statement of compliance

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and are presented pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The issuance of these financial statements was authorized by Management on December 03, 2025.

All information relevant to the financial statements, and only such information, is evidenced herein and corresponds to the information used by Management in its activities.

Measurement basis

The financial statements were prepared based on historical cost basis, except for derivative and non-derivative financial instruments measured by the fair value through profit or loss.

NOTE 3 – FUNCTION CURRENCY AND USE OF ESTIMATES

In line with our review of the operations and business of companies in Brazil, mainly related to the elements to determine its functional currency, the Management concluded that BRL is its functional currency. This conclusion is based on the review of the following indicators:

●	Currency that most influences prices of goods and services in Brazil;

●	Currency of the country, which competitive powers and regulations most influence the determination of the selling price of its products and services;

●	Currency that most influences material and other costs to supply products or services;

●	Currency through which the proceeds of financial activities are substantially obtained; and

●	Currency in which amounts received from operating activities are normally accumulated.

The amounts in US Dollar (USD) presented in the financial statements of the Companies are measured translate from BRL (as the functional currency which is the currency that best reflects the economic environment in which the Company is included and the way it is managed).

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Transactions in foreign currency

Transactions in foreign currency are converted to the relevant functional currency of the company at the exchange rates on the dates of the transactions.

Monetary assets and liabilities denominated and calculated in foreign currencies on the reporting date of the statement of financial position are reconverted to the functional currency at the exchange rate determined on that date. Non-monetary assets and liabilities which are measured at fair value in foreign currency are reconverted to the functional currency at the exchange rate on the calculation date of the fair value. Differences of foreign currencies resulting from reconversion are generally recognized in the statement of profit or loss. Non-monetary items that are measured on a historical cost basis in foreign currency are not converted.

Financial statements presentation currency

In compliance with the provisions of the Brazilian Law, the financial statements are being presented in Reais, by converting the US dollars into Reais, through the following criteria:

●	Assets and liabilities by the exchange rate of the end of the year;

●	Statement of profit or loss, of comprehensive and of cash flows by early average rates; and

●	Equity, at the historical amount of composition.

Exchange rate variations from the conversion of the abovementioned accounts are recognized in a specific account of equity under the name “Equity valuation adjustments”.

The statements of financial position as of September 30, 2025, and December 31, 2024, and the statements of profit or loss for the fiscal years ended on such dates in functional currency (Reais) translated to presentation currency (US dollars).

Use of Estimates

In preparing the financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) and are presented pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), Management is required to make estimates and assumptions that could affect the values of the assets and liabilities presented on the reporting dates, as well as the amounts of revenues, costs and expenses of the fiscal years presented. Although these estimates are based on the best knowledge available to Management regarding present and future events, actual results may differ from those estimates.

Estimates and assumptions are reviewed on an ongoing basis. The estimates reviews are recognized on a prospective basis.

Information about uncertainties on premises and estimates with a significant risk of resulting in material adjustment as of September 30, 2025, is included in the following notes:

Note - Impairment losses on trade receivables,

Note - Provision for adjustment to inventories realization value,

Note - Provisions for legal proceedings and provision for credits and incentives to be granted.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – MAIN ACCOUNTING PRACTICES

Classifications of current and non-current items

In the balance sheet, assets and obligations falling due or expected to be realized within the next year are classified as current items and those maturing or expected to be realized later are classified as non-current items.

Offsets between accounts

As a general rule, in financial statements, neither assets and liabilities, or revenues and expenses are offset against each other, except when offsetting is required or permitted by a Brazilian accounting pronouncement or standard and this offsetting reflects the substance of the transaction.

Functional currency and presentation currency

In line with our review of the operations and business of companies in Brazil, mainly related to the elements to determine its functional currency, the Management concluded that BRL is its functional currency. This conclusion is based on the review of the following indicators:

●	Currency that most influences prices of goods and services in Brazil;

●	Currency of the country, which competitive powers and regulations most influence the determination of the selling price of its products and services;

●	Currency that most influences material and other costs to supply products or services;

●	Currency through which the proceeds of financial activities are substantially obtained; and

●	Currency in which amounts received from operating activities are normally accumulated.

The amounts in US Dollar (USD) presented in the financial statements of the Companies are measured translate from BRL (as the functional currency which is the currency that best reflects the economic environment in which the Company is included and the way it is managed).

Basic financial instruments

The “Company” classifies the following financial instruments as basic financial instruments:

●	Cash and cash equivalents; and

●	Debt instruments.

Debt instruments include accounts receivable and payable and loans payable, and these are valued at the balance sheet dates at amortized cost.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

Cash and cash equivalents include cash held by the Company, bank deposits with free movement and financial investments with short-term maturities of approximately three months or less from the date of the transaction.

Accounts receivable

Accounts receivable correspond to amounts receivable for the collection of its receivables and respective fees arising from activities in the normal course of the company. Short- term receivables are initially recognized at transaction cost and long-term receivables at cost adjusted to present value. Subsequently, these accounts are measured at amortized cost using the effective interest rate method, net of impairment losses (losses on receivables). The provision is constituted when considered necessary for the management of the Company, in an amount sufficient for the recovery of credits.

Inventory

Inventories are valued at the average cost of acquisition or formation of finished products and are maintained below net realizable value. The cost of finished products consists of purchased raw materials, labor, processing, storage and transport, all related to the process of adapting the products to salable conditions. Losses related to the production process make up the production cost in the respective month.

Property, plant and equipment

All property, plant and equipment items are stated at cost less accumulated depreciation. Cost includes expenditures directly attributable to bringing the asset to the location and condition necessary for it to be capable of operating in the manner intended by management. Subsequent costs are included in the carrying amount of the asset or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow and the cost of the item can be reliably measured. Any gains and losses on the disposal of an item of property, plant and equipment are recognized in profit or loss. Land is not depreciated.

Depreciation of other assets is calculated using the straight-line method with corporate rates, the estimated useful lives for the current and comparative period are as follows:

●	IT equipment - 5 years

●	Furniture and Utensils - 10 years

●	Machinery and Equipment – 10 years

●	Vehicles – 5 years

Depreciation methods, useful lives and residual values are reviewed at each balance sheet date and adjusted if appropriate.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Reduction to recoverable value

Assets that are subject to depreciation or amortization are reviewed for impairment losses whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its recoverable amount. The latter is the higher of an asset’s fair value less costs to sell and value in use.

Accounts payable to suppliers are obligations payable for goods or services that were acquired from suppliers in the ordinary course of business and are initially recognized at cost and subsequently measured at amortized cost using the effective interest rate method. In practice, they are usually recognized at the corresponding invoice amount.

Loans and financing

Loans and financing are initially recognized at transaction cost, i.e., the present value payable to the creditor and, subsequently, stated at amortized cost. Any difference between the amounts raised and the amount paid is recognized in the statement of income during the period in which the loans are in progress, using the effective interest rate method.

Adjustment to present value of assets and liabilities

Long-term monetary assets and liabilities are monetarily restated and, therefore, are adjusted to their present value. The adjustment to present value of short-term monetary assets and liabilities is calculated and only recorded if considered relevant in relation to the financial statements taken as a whole.

For recording purposes and determination of relevance, the adjustment to present value is calculated taking into account the contractual cash flows and the explicit interest rate, and in certain cases implicit, of the respective assets and liabilities.

Based on the analyzes carried out and Management’s best estimate, the Company concluded that the adjustment to present value of current monetary assets and liabilities is irrelevant in relation to the financial statements taken as a whole and, accordingly, did not register any adjustment.

Other current and non-current assets, liabilities

An asset is recognized in the balance sheet when it is probable that its future economic benefits will be generated in favor of the “Company” and its cost or value can be reliably measured. A liability is recognized in the balance sheet when the “Company” has a legal or constituted obligation as a result of a past event, it being probable that an economic resource will be required to settle it in the future. They are stated at their known or estimated amounts, plus, when applicable, the corresponding income, charges and monetary restatements incurred up to the balance sheet date and, in the case of assets, corrected by provision for losses when necessary.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Provisions

Provisions are recognized when the “Company” has an obligation on the date of the financial statements, as a result of past events; it is probable that an outflow of resources will be required to settle the obligation; and the value has been reliably estimated.

Provisions are measured at the best estimate of the amount required to settle the obligation at the balance sheet date. When the effect of the time value of money is material, the amount of the provision is the present value of the outlay expected to be required to settle the obligation.

Calculation of income

The income of operations is determined in accordance with the accrual basis of accounting, both for the recognition of revenues and expenses.

Revenue recognition

Revenue recognition is a General Accepted Accounting Principle (GAAP) that identifies the specific conditions under which revenue can be recognized by the Company and determines how to account for it. Typically, revenue is recognized when a critical event occurs, when a product or service is delivered to a customer and the cash value is easily measurable for the company.

Revenue accounting is pretty straight-forward when a product is sold and revenue is recognized when the ownership or possession of products is transferred to the customer, but typically when a company takes a long time to produce a product or is financed by the customer, the recognition of revenue may be subject to exceptions.

Revenue recognition principles within a company must also remain constant over time, so historical financials can be reviewed and revised for seasonal trends or inconsistencies.

The revenue recognition principle is also regulated by ASC 606 in USGAAP terms. The revenue recognition principle requires that revenues be recognized in the income statement in the period in which they are transferred/realized and earned – not necessarily when cash is received.

The revenue-generating activity must be fully or essentially completed to be included in revenue during the respective accounting period. In addition, there must be a reasonable level of certainty that payment for the revenue earned will be received. Finally, according to the standard principle, revenue and its associated costs must be reported in the same accounting period.

Accounting Standards Codification (ASC) 606: On May 28, 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) issued Accounting Standards Codification (ASC) 606, referring to revenue from contracts with customers. ASC 606 provides a uniform framework for recognizing revenue from contracts with customers. The old guidance was industry-specific, which created a fragmented policy system. The updated revenue recognition standard is industry-neutral and therefore more transparent. It allows for better comparability of financial statements with standard revenue recognition practices across industries.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

There are five steps required to satisfy the updated revenue recognition principle, all of which are followed by the Company:

●	Identify the agreement with the customer;

●	Identify contractual enforcement obligations;

●	Determine the consideration amount/price of the transaction;

●	Allocate the determined amount of consideration/price to the contractual obligations and;

●	Recognize revenue when the performing party satisfies the performance obligation.

In addition, there must be a reasonable level of certainty that payment for the revenue earned will be received. Finally, according to the standard principle, revenue and its associated costs must be reported in the same accounting period.

Revenue from the sale of products is recognized when the control, significant risks and benefits of ownership of the goods are transferred to the buyer, to the extent that it is probable that economic benefits will be generated for BR Brand and when it can be reliably measured. Revenue is measured based on the fair value of the consideration received, excluding discounts, rebates and sales taxes or charges. Revenue from the sale of products is recognized when the tax document is issued, a moment very close to the delivery of the products and respective transfer of ownership (sales contract). Revenue is not recognized if there is significant uncertainty as to its realization.

In logistics terms, revenue recognition also involves controls aimed at ensuring the integrity of transaction records, conditioned to the appropriate moment in which services are provided and recognized by the customer. Considering the volume of transactions involved, portfolio of transport services, logistics and storage management, geographic location of logistics and customer service, revenue recognition involves a high dependence on the proper functioning of the internal controls determined by the Company.

Judgment and use of accounting estimates

The preparation of the financial statements requires that the Company’s management base itself on estimates for the recording of certain transactions that affect the assets and liabilities, revenues and expenses, as well as the disclosure of information about data from its financial statements.

The income from such transactions and information, upon their effective realization in subsequent periods, may differ from these estimates:

I.	Service life and residual value of the property, plant and equipment;

II.	Recoverability of property, plant and equipment, intangible assets and inventories; and

III.	Provisions in general.

Government grants

The government grants received by BR Brands has the nature of tax incentives received from the states determined from the amount of ICMS due and levied on business carried out by units.

BR Brands has tax benefits arising from government grants related to the reduction of the ICMS tax base on the sale of grains (“beans”), which have presumed credit for ICMS purposes.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements Restated

The Company has updated the disclosures and footnotes related to intangible assets for the fiscal years ended as of December 31, 2024 and 2023, to reflect adjustments required under U.S. GAAP. These adjustments resulted in GAAP adjustments of USD 1,166,238 and USD 1,140,815, respectively.

As of December 31, 2023, the Company had recorded USD 2,166,010 within its intangible assets account under “other operating assets”. Upon review, the Company determined that this amount included (i) deferred offering costs of USD 1,025,195, which represent legal and consulting expenses directly attributable to the Company’s proposed IPO. In accordance with Staff Accounting Bulletin Topic 5, which provides that specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering once completed, these costs were reclassified to “Other Assets” (as deferred offering costs), and (ii) research and development (“R&D”) expenses of USD 1,140,815 in 2023 and USD 25,423 which were previously capitalized. However, under U.S. GAAP (ASC 730) such R&D costs are required to be expensed and the Company has expensed these R&D costs as required under ASC 730.

These restatements reflect the differences between IFRS, which the Company uses for its local books, and U.S. GAAP, which governs the preparation of the Company’s consolidated financial statements for SEC reporting purposes. Specifically, IAS 38 requires companies to capitalize development expenditures, therefore these costs are capitalized and amortized under IFRS, while ASC 730 requires R&D costs be expensed as incurred.

Considering the GAAP adjustment related to R&D in the amount of USD 1,140,815 in 2023 and USD 25,423 in 2024 that were recorded as R&D costs, and the reclassification adjustments related to deferred offering costs to other assets (current assets) in the amount of USD 1,025,195 in 2023, the Company has restated its consolidated financial statements for the year ended December 31, 2024. The impact on disclosures and footnotes in 2024 were:

BALANCE SHEETS RESTATED

			December 31, 2024
	Notes		Restated	Adjustment	Prior
OTHER CURRENT ASSETS			386,919		386,919
Other Assets	11	(a)	1,025,195	1,025,195	-
Total Current Assets			1,412,114	1,025,195	386,919
OTHER NON-CURRENT ASSETS			248,173	-	248,173
Intangible assets	13	(b)	512,012	(2,191,433)	2,703,445
Total Non-Current Assets			760,185	(2,191,433)	2,951,618
TOTAL ASSETS			2,172,299	(1,166,238)	3,338,537

Total Current Liabilities			6,992,147	-	6,992,147
Total Non-Current Liabilities			53,358	-	53,358
Capital stock			1,012,492	-	1,012,492
Accumulated Losses		(c)	(7,061,973)	(1,166,238)	(5,895,736)
Cumulative translation adjustment (CTA)			1,176,275	-	1,176,275
Negative Total Shareholders’ Equity	19		(4,873,206)	(1,166,238)	(3,706,969)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			2,172,299	(1,166,238)	3,338,537

(a)	Reclassification adjustments related to deferred offering costs,
(b)	Reclassification adjustments related to deferred offering costs and GAAP Adjustments related to R&D Costs
(c)	GAAP Adjustments related to R&D Costs,

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CHANGES TO SHAREHOLDERS’ EQUITY RESTATED

		Total shareholders’ equity
		Restated	Adjustment	Prior
Balance on 12/31/2023		(4,737,033)	(1,140,815)	(3,596,218)
Net Income (Loss) for the year	(a)	(1,627,821)	(25,423)	(1,602,398)
Currency Translation Adjustments		1,491,647	-	1,491,647
Balance on 12/31/2024		(4,873,206)	(1,166,238)	(3,706,969)

(a)	GAAP Adjustments related to R&D Costs

INTANGIBLE ASSETS RESTATED

		December 31, 2024
		Restated	Adjustment	Prior
S,A,P		54,434	-	54,434
Operational		457,578	-	457,578
Other Operational	(a)	-	(2,191,433)	2,191,433
(-) Amortization
Total		512,012	(2,191,433)	2,703,445

(a)	Reclassification adjustments related to deferred offering costs and GAAP Adjustments related to R&D Costs

STOCKHOLDERS’ EQUITY RESTATED

		December 31, 2024
		Restated	Adjustment	Prior
Capital stock		1,012,492	-	1,012,492
Net Loss for the year	(a)	(7,061,973)	(1,166,238)	(5,895,736)
Equity valuations adjustments (CTA)		1,176,275	-	1,176,275
		(4,873,206)	(1,166,238)	(3,706,969)

(a)	GAAP Adjustments related to R&D Costs

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES

CASH AND CASH EQUIVALENTS

Financial investments are substantially represented by fixed income investment funds with remuneration close to the Interbank Deposit Certificate (CDI) and can be redeemed at any time without prejudice to the appropriate remuneration.

			Change
	09/30/2025	12/31/2024	$	%

Banks	17	26	(9)	-35%
	17	26	(9)	-35%

NOTE 6 – ACCOUNT RECEIVABLE

The amounts below contemplate the sale and delivery of beans to customers at the end of each period, the settlement of which usually occurs within the contractual terms established by each customer, or full settlement. Part of the receivables comprises guarantees for credit operations with FIDCs, such operation generates an interest approximately 2.5% by transaction done with financial institution.

The sales policies for customers are subordinated to the credit policies established by its management and are aimed at minimizing any problems resulting from default by its customers.

The expected credit loss was constituted by Management based on default in the realization of credits. The Company performs detailed analysis by client in order to determine the amount of expected credit loss to be recorded at account receivables and surrounding any risk related to financial impacts.

			Change
	09/30/2025	12/31/2024	$	%

Accounts Receivable	227,869	203,711	24,158	12%
Allowance for doubtful accounts	(215,318)	(192,385)	(22,933)	12%
	12,552	11,326	1,226	11%

NOTE 7 – INVENTORIES

The inventory of the Company includes raw material, packaging and finished goods available for sales, as follows:

			Change
	09/30/2025	12/31/2024	$	%

Inventories (1)	-	-	-	-
Packaging	62,404	53,599	8,805	16%
	62,404	53,599	8,805	16%

(1)	The Company performs write-off inventories for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER CREDITS

Our other credits consisted of the following:

			Change
	09/30/2025	12/31/2024	$	%

Judicial Deposit	14,400	12,369	2,031	14%
	14,400	12,369	2,031	14%

NOTE 9 – ADVANCE TO SUPPLIERS

The advance to suppliers substantially refers to payments in advances for raw materials (beans) suppliers.

			Change
	09/30/2025	12/31/2024	$	%

Advance to Suppliers	119,825	114,112	5,713	5%
	119,825	114,112	5,713	5%

NOTE 10 – RECOVERABLE TAXES

Recoverable Taxes includes value added tax (ICMS), income tax & social contribution and sales tax (PIS and COFINS), as follows:

			Change
	09/30/2025	12/31/2024	$	%
Recoverable taxes (2)

COFINS	43,618	37,341	6,247	17%
ICMS	12,485	10,839	1,646	15%
PIS	9,296	8,114	1,182	15%
IRPJ	3,575	2,918	657	23%
CSLL	2,134	1,833	301	16%
INSS	397	341	56	16%
Total	71,505	61,416	10,089	16%

NOTE 11 – OTHER ASSETS

			Change
	09/30/2025	12/31/2024	$	%

Deferred offering costs	1,025,195	1,025,195	0	0
	1,025,195	1,025,195	0	0

Deferred offering costs were related to efforts of the Company in order to perform the initial public offering (“IPO”) in the amount of USD 1,025,195. Therefore, the main expenses were due to legal and consulting services in the amount of USD 562,601 and USD 462,594 respectively.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at historical cost less accumulated depreciation and disposals. Historical cost includes expenditures that are directly attributable to the purchase of the items and the costs attributable to bringing the asset to its working condition for its intended use. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Assets are depreciated to their residual values.

					Change
	09/30/2025	(+)	(-)	12/31/2024	$	%
		Acquisitions	Disposals
Furniture & Fixtures	1,234	-	-	1,234	-	0%
Computers and Peripherals	10,404	-	-	10,404	-	0%
Vehicles	78,959	-	-	78,959	-	0%
Improvements in third party properties	40,657	-	-	40,657	-	0%
(-) Accumulated depreciation	(54,180)	-	-	(52,026)	(2,154)	4%
	77,074	-	-	79,228	(2,154)	-3%

NOTE 13 – OPERATING LEASE ASSETS

			Change
	09/30/2025	12/31/2024	$	%

Right-of-use (“ROU”) assets	603,942	603,942	-	-
(-) Depreciation	(546,933)	(434,997)	(111,936)	25.73%
	57,009	168,945	(111,936)	66.26%

BRB leases floors of operation buildings, warehouses and vehicles. In general, lease contracts are made from fixed 1-year to 4-year periods, however, they may have extension options.

The right-of-use asset is subsequently depreciated on a straight-line basis from the date of inception of the lease to the end of the lease term.

The Company worked out the operating leasing, right-of-use assets for all leasing contract and for the amount recorded of net present value were used the discount rate of 10%. The main contract is related to leasing held by the Company as of June 30, 2025, were as following:

09/30/2025
	Non-Current Assets	Current Liabilities	Non- Current Liabilities
Energy Group	4,123	12,000	-
HSTONES	1,151	4,987	-
PFZ	41,037	70,486	62,124
ARBROS MATRIZ	10,699	47,107	-
TOTAL	57,009	134,580	62,124

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12/31/2024
	Non-Current Assets	Current Liabilities	Non-Current Liabilities
Energy Group	12,218	10,308	-
HSTONES	3,411	4,283	-
PFZ	121,611	60,541	53,358
ARBROS MATRIZ	31,705	40,460	-
TOTAL	168,945	115,592	53,358

NOTE 14 – INTANGIBLE ASSETS

					Change
	09/30/2025	(+)	(-)	12/31/2024	$	%
		Acquisitions	Disposals

SAP	54,434	-	-	54,434	-	0%
Operational	457,578	-	-	457,578	-	0%
(-) Amortization	-	-	-	-	-	0%
Total	512,012	-	-	512,012	-	0%

Intangible assets comprise rights that have as object intangible assets intended for the maintenance of the entity or exercised for this purpose. The Company expects to realize the amortization of expenses recorded as intangible when start its operations.

Intangible assets are acquired, measured and presented at acquisition or formation cost less accumulated amortization. The useful life of the intangible asset is evaluated as defined according to annual amortization rates that take into account the evaluation made by Management of the technical, technological and commercial aspects:

Project	Categories	Useful life
SAP B1 (*)	Software	5 years
Operational (**)	Commercial	5 years
Other operational (***)	Preoperational	5 years

(*)	We are implementing the SAP Business One (ERP) platform, a financial planning and control system with enterprise resources that will help us record all transactional data used in our Brazilian operations. Expenditure on software maintenance is recognized as an expense as incurred.

(**)	Right to supply products to a specific customer and the customer’s commitment to purchase our products with certain commercial conditions.

(***)	Other operational expenses for opening companies, with consultants and lawyers.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amortization

Intangible assets with defined useful lives are amortized on the straight-line basis over their estimated useful lives. Licenses and supply and distribution rights are amortized over the period in which the rights exist, which generally vary from 5 years based on the term of the contracts.

Amortization of intangible assets with finite lives is recognized in the statement of income in the expense category consistent with the use of the intangible asset.

NOTE 15 – ACCOUNTS PAYABLE

These are obligations related to the purchase of raw materials, inputs and contracting of service providers for short-term payments.

SUPPLIERS

			Change
	09/30/2025	12/31/2024	$	%

Domestic supplier	4,600,752	3,458,792	1,141,960	33%
	4,600,752	3,458,792	1,141,960	33%

	09/30/2025	12/31/2024
Domestic supplier	-	-
Past due 01-90 days	410,082	101,319
Past due 91-180 days	628,427	729,746
Past due 181-360 days	640,003	482,003
Past due 360 days	2,922,240	2,145,724
Total	4,600,752	3,458,792

These are the amounts payable to our raw material suppliers and service provider.

Domestic supplier	Main	Fees	09/30/2025
Santa Efigenia Agropecuaria Ltda	453,060	90,915	575,402
Agrosalto	285,357	57,262	362,412
Vieno Comércio de Cereais Ltda	260,251	52,224	330,528
Jota Alimentos Ltda	228,132	45,779	289,735
Unilever Brasil Ltda	212,122	42,566	269,402
Pontarollo Comércio de Cereais Ltda	202,130	40,561	256,712
Safras Comercio de Cereais Ltda	149,316	29,963	189,636
Jota Alimentos Ltda - Arrendamento	82,571	16,569	104,867
NEXP Representação Negócios e Participações Eireli	56,767	11,391	72,096
4 PS Promoções e Eventos Ltda	50,064	10,046	63,583
Fernandes Comércio de Cereais e Transportes Eireli	45,164	9,063	57,360
Peacook Alimentos Ltda	43,476	8,724	55,216
A,M,J Tatui Comercio Atacadista de Cereais Ltda	42,109	8,450	53,480
Others	1,161,324	654,117	1,920,321
Total	3,271,845	1,077,633	4,600,752

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Domestic supplier	Main	Interest	12/31/2024
Santa Efigenia Agropecuaria Ltda	453,061	43,388	496,449
Agrosalto	285,357	27,328	312,684
Vieno Comércio de Cereais Ltda	260,252	24,923	285,175
Jota Alimentos Ltda	228,132	21,847	249,979
Unilever Brasil Ltda	212,123	20,314	232,437
Pontarollo Comércio de Cereais Ltda	202,131	19,357	221,488
Safras Comercio de Cereais Ltda	149,316	14,300	163,616
Jota Alimentos Ltda - Arrendamento	82,570	7,908	90,478
NEXP Representação Negócios e Participações Eireli	56,768	5,436	62,204
4 PS Promoções e Eventos Ltda	50,064	4,795	54,859
Fernandes Comércio de Cereais e Transportes Eireli	45,164	4,325	49,489
Peacook Alimentos Ltda	43,476	4,164	47,640
A,M,J Tatui Comercio Atacadista de Cereais Ltda	42,109	4,033	46,142
Others	1,002,516	143,637	1,146,153
Total	3,113,037	345,755	3,458,792

NOTE 16 – LOANS

The Company advance receivables with Credit Rights Investment Funds - FIDC, the balances of receivables are transferred to the Funds with a corresponding entry being recognized under the heading “Loans and financing” in current liabilities according to the maturity age, the interest and other transaction financial costs are recognized as expenses at the time of the transaction. Due to the position of Assignor of credit rights, we are jointly and severally liable with the debtors (clients) for the punctuality and total settlement of all credit rights assigned to the FIDC, for the payment of principal, interest, fines, and other charges related to each operation in case of default.

Accounts receivables are written off upon receipt in full from its customers and/or upon assignment of these securities to the FIDC, in which the FIDC acquires directly from the Company the rights represented by trade notes arising from its commercial sales to its customers.

	Current		Non-Current		Total
	09/30/2025	12/31/2024	06/30/2025	12/31/2024	09/30/2025	12/31/2024
Advance Receivables	691, 977	594,403	-	-	691, 977	594,403
Loans Bank	2,043,471	1,723,207	-	-	2,043,471	1,723,207
TOTAL	2,735,448	2,317,609	-	-	2,735,448	2,317,609

Advance Receivables

	09/30/2025	Interest Paid	Interest Provision	12/31/2024
PREMIER	672,400	-	94,811	577,589
RDF SOLUÇÕES FINANCEIRAS	5,423	-	765	4,658
ML BANK SECURITIZADORA S/A	14,154	-	1,998	12,156
TOTAL	691,977	-	97,574	594,403

Loans Bank

	09/30/2025	Acquisition	Interest Paid	Interest Provision	Payments	12/31/2024
Loans Bank	2,043,471	-	-	320,264	-	1,723,207

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – CONVERTIBLE NOTE

2023A Convertible Note Offering

On February 17, 2023, we closed a private placement (the “2023A Convertible Note Offering”) of a convertible note (the “2023A Convertible Note”) to an accredited investor pursuant to Rule 506 of Regulation D of the Securities Act, The 2023A Convertible Note has an annual rate of return of six and one-half percent (6.5%) per annum, payable as a Payment-in-Kind in the Company’s common stock valued, at a price equal to sixty five percent (65%) of the per share price of securities sold in the Company’s initial public offering, at the Maturity Date of the 2023A Convertible Note.

The 2023A Convertible Note shall mature nine (9) months from the closing date of the 2023A Convertible Note Offering (the “Maturity Date”). The outstanding principal balance of the 2023A Convertible Note and all accrued interest shall automatically convert into common stock of the Company immediately prior to the Company’s receipt of an effective order from the SEC declaring the registration statement of its initial public offering effective.

As of February 17, 2023, $100,000 of the 2023A Convertible Note have been sold. No offers are being taken as a result of the filing of this registration statement.

2023B Convertible Note Offering

On August 4, 2023, we closed a private placement (the “2023B Convertible Note Offering”) of a convertible note (the “2023B Convertible Note”) to an accredited investor pursuant to Rule 506 of Regulation D of the Securities Act. The 2023B Convertible Note has an annual rate of return of twelve and one-half percent (12.5%) per annum, payable as a Payment-in-Kind in the Company’s common stock valued, at a price equal to sixty five percent (65%) of the per share price of securities sold in the Company’s initial public offering, at the Maturity Date of the 2023B Convertible Note.

The 2023B Convertible Note shall mature nine (9) months from the closing date of the 2023B Convertible Note Offering (the “Maturity Date”). The outstanding principal balance of the 2023B Convertible Note and all accrued interest shall automatically convert into common stock of the Company immediately prior to the Company’s receipt of an effective order from the SEC declaring the registration statement of its initial public offering effective.

As of August 4, 2023, $150,000 of the 2023B Convertible Note have been sold. No offers are being taken as a result of the filing of this registration statement.

2023C Convertible Note Offering

On October 13, 2023, we closed a private placement (the “2023C Convertible Note Offering”) of a convertible note (the “2023C Convertible Note”) to an accredited investor pursuant to Rule 506 of Regulation D of the Securities Act. The 2023C Convertible Note has an annual rate of return of twelve and one-half percent (12.5%) per annum, payable as a Payment-in-Kind in the Company’s common stock valued, at a price equal to sixty five percent (65%) of the per share price of securities sold in the Company’s initial public offering, at the Maturity Date of the 2023C Convertible Note.

The 2023C Convertible Note shall mature nine (9) months from the closing date of the 2023C Convertible Note Offering (the “Maturity Date”). The outstanding principal balance of the 2023C Convertible Note and all accrued interest shall automatically convert into common stock of the Company immediately prior to the Company’s receipt of an effective order from the SEC declaring the registration statement of its initial public offering effective.

As of October 13, 2023, $43,200 of the 2023C Convertible Note have been sold. No offers are being taken as a result of the filing of this registration statement.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2024 Convertible Note Offering

On February 15, 2024, we closed a private placement (the “2024 Convertible Note Offering”) of a convertible note (the “2024C Convertible Note”) to an accredited investor pursuant to Rule 506 of Regulation D of the Securities Act. The 2024 Convertible Note has an annual rate of return of twelve and one-half percent (12.5%) per annum, payable as a Payment-in-Kind in the Company’s common stock valued, at a price equal to sixty five percent (65%) of the per share price of securities sold in the Company’s initial public offering, at the Maturity Date of the 2024 Convertible Note.

The 2024 Convertible Note shall mature nine (9) months from the closing date of the 2024 Convertible Note Offering (the “Maturity Date”), The outstanding principal balance of the 2024 Convertible Note and all accrued interest shall automatically convert into common stock of the Company immediately prior to the Company’s receipt of an effective order from the SEC declaring the registration statement of its initial public offering effective.

As of February 15, 2024, $100,000 of the 2024 Convertible Note have been sold. No offers are being taken as a result of the filing of this registration statement.

NOTE 18 – TAXES

Liabilities arising from its operational activities, not having any overdue or installment debts.

			Change
	09/30/2025	12/31/2024	$	%

Federal tax payable	126,008	96,729	29,279	30%
State tax payable	188,822	142,698	46,124	32%
Municipal tax payable	190	153	37	24%
	315,020	239,580	75,440	31%

	Current	Current	Non-Current	Non-Current	Total	Total
	09/30/2025	12/31/2024	09/30/2025	12/31/2024	09/30/2025	12/31/2024
COFINS	68,108	51,798	-	-	68,108	51,798
Contribuição Sindical	4,918	3,740	-	-	4,918	3,740
CSRF	11,047	8,402	-	-	11,047	8,402
INSS	1,264	961	-	-	1,264	961
IPI	18	13,72	-	-	18	14
IRPJ	11,578	8,805,27	-	-	11,578	8,805
IRRF	7,221	5,484	-	-	7,221	5,484
PIS	16,252	12,360	-	-	16,252	12,360
Tax Fine	6,509	4,949,94	-	-	6,509	4,950
Tax Government Program	-	-	-	-	-	-
ISS	201	153	-	-	201	153
ICMS	187,631	142,698	-	-	187,631	142,698
ICMS ST	282	214	-	-	282	214
	315,020	239,580	-	-	315,020	239,580

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – LABOR AND SOCIAL SECURITY LIABILITIES

Liabilities arising from its operational activities

			Change
	09/30/2025	12/31/2024	$	%

Salaries	99,601	64,245	35,356	55%
Social Security	120,701	88,857	31,844	36%
Labor Provisions	6,459	3,581	2,878	80%
	226,761	156,683	70,078	45%

Salaries

	09/30/2025	12/31/2024
Salaries	81,673	53,024
13º Salaries	14,940	10,139
Vacation	2,988	1,082
	99,601	64,245

Social Security

	09/30/2025	12/31/2024
INSS	105,010	77,591
FGTS	15,691	11,266
	120,701	88,857

Labor Provisions

	09/30/2025	12/31/2024
Vacation Provision	5,491	3,581
13º Salaries Provision	968	-
	6,459	3,581

NOTE 20 – STOCKHOLDERS’ EQUITY

(i) Common stock, $0.001 par value. 30,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 12,000,000 shares issued and outstanding as of September 30, 2025, and December 31, 2024,

As required by ASC 505-10-50-3, we provide the following disclosure regarding our outstanding securities:

Common Stock:

●	Shares Outstanding: 12,000,000 shares

●	Major Shareholders:

o	Paulo Roberto Bonifacio: 8,203,000 shares (68.36%)

o	Bruno Bonifacio: 772,500 shares (6.44%)

o	Tivix Investments LLC: 599,000 shares (4.99%)

●	Unaffiliated Shareholders: Various, totaling 2,425,500 shares (20.21%)

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Warrants:

●	Issued Warrants: Warrants allowing purchase of stock worth $100,000, exercisable on a cashless basis with a strike price at 125% of the IPO price, valid for three years.

Convertible Notes:

●	SMC Family Limited Partnership: $12,500

●	Philip R H Connor LLC: $12,500

●	Jasper Holdings LLC: $75,000

●	Mont Saint Consultoria e Investimentos Ltda: $43,200

●	Alidora LLC: $100,000, with attached warrants enabling the purchase of stock worth $100,000, exercisable on a cashless basis at a strike price of 125% of the IPO price, valid for three years. Proceeds are exclusively for IPO-related expenses, and shares issued upon conversion are registered to be freely tradable.

o	True-Up Period: On the date that is twenty (20) trading days from the Financing Event that the Conversion Shares delivered by the Company to the Subscriber become Free Trading, there shall be a true-up period of 10 business days from the share issuance date. If the conversion price as of the True-Up Date is less than the conversion price sold in the Financing Event, the Company shall deliver additional Conversion Shares (“True-Up Shares”) to the Subscriber as specified.

●	Charles Le Jeune: $150,000

o	Interest Rate: 6.5% per annum

o	Conversion Terms: The principal and accrued interest of this note may be converted into shares of the company’s common stock at a conversion price equal to 65% of the per share price of the securities sold in the Financing Event

o	Maturity Date: Nine months from the date of the note or upon an Event of Default

This disclosure ensures compliance with ASC 505-10-50-3 by providing a clear and concise explanation of the rights and privileges associated with each class of our outstanding securities.

(ii) According to legal basis, based on Complementary Law No. 160, of August 7, 2017, began to treat as a subsidy for investment the tax benefits granted in the form of presumed/granted credit provided for in the ICMS regulation of the states of Rio de Janeiro, Paraná and São Paulo granted in operations with food products carried out by industrial and commercial units, the tax incentives granted by the states or the Federal District began to be considered subsidies for investments, deductible for the calculation of income tax and social contribution. As provided for in Article 30 of Law 12,973/14, the Tax Incentive Reserve may be used to absorb losses, provided that previously the other profit reserves have been fully absorbed, except for the legal reserve, or for capital increase. Within the same legal provision, the reservation of tax incentives and legal reserve does not compose the basis of calculation of the mandatory minimum dividend, and the company must submit it to taxation, in case of distribution.

			Change
	09/30/2025	12/31/2024	$
		(Restated)
Capital stock	1,012,492	1,012,492	-
Loss of the year	(7,874,762)	(7,061,973)	(812,789)
Equity valuations adjustments (CTA)	127,583	1,176,275	(1,048,692)
	(6,734,687)	(4,873,206)	(1,861,480)

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Authorized Stock and Amendments

Partner	Capital	%

AC SKAF HOLDINGS LTD	500,000	4.167%
ACCELERA SOLUTIONS S,A,	275,000	2.292%
DANIELA SERIO BONIFACIO	100,000	0.833%
PAULO ROBERTO BONIFACIO	8,203,000	68.358%
GUILHERME REIF CARVALHAES	8,000	0.067%
CASA III HOLDINGS	772,500	6.438%
ERIK JAKOB ENGSTROM	2,000	0.017%
MALP HOLDINGS	772,500	6.438%
CHRISTOFER CHARLES LE JEUNE	70,000	0.583%
OPENCAP GLOBAL INC	145,000	1.208%
ROBERT OSSELAER	5,000	0.042%
PRHC LLC	260,600	2.172%
ANTOINE DE SEJOURNET DE RAMEIGNIES	5,000	0.042%
MR, PHILIPPE DE COCK DE RAMEYEN	2,400	0.020%
RANDWYCK LLC	40,000	0.333%
SMC FAMILY LIMITED PARTNERSHIP	233,000	1.942%
CAROLINE SOREL	5,000	0.042%
TIVIX INVESTMENTS LLC	599,000	4.992%
PATRICK GEORGES VANHERCK	2,000	0.017%
TOTAL	12,000,000	100%

NOTE 21 – REVENUE RECOGNITION

Revenue recognition is a General Accepted Accounting Principle (GAAP) that identifies the specific conditions under which revenue can be recognized by the Company and determines how to account for it. Typically, revenue is recognized when a critical event occurs, when a product or service is delivered to a customer and the cash value is easily measurable for the company.

Revenue accounting is pretty straight-forward when a product is sold and revenue is recognized when the ownership or possession of products is transferred to the customer, but typically when a company takes a long time to produce a product or is financed by the customer, the recognition of revenue may be subject to exceptions.

Revenue recognition principles within a company must also remain constant over time, so historical financials can be reviewed and revised for seasonal trends or inconsistencies.

The revenue recognition principle is also regulated by ASC 606 in U.S. GAAP terms. The revenue recognition principle requires that revenues be recognized in the income statement in the period in which they are transferred/realized and earned – not necessarily when cash is received.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The revenue-generating activity must be fully or essentially completed to be included in revenue during the respective accounting period. In addition, there must be a reasonable level of certainty that payment for the revenue earned will be received. Finally, according to the standard principle, revenue and its associated costs must be reported in the same accounting period.

Accounting Standards Codification (ASC) 606: On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 606, referring to revenue from contracts with customers. ASC 606 provides a uniform framework for recognizing revenue from contracts with customers. The old guidance was industry-specific, which created a fragmented policy system. The updated revenue recognition standard is industry-neutral and therefore more transparent. It allows for better comparability of financial statements with standard revenue recognition practices across industries.

There are five steps required to satisfy the updated revenue recognition, principle, all of which are followed by the Company:

●	Identify the agreement with the customer;

●	Identify contractual enforcement obligations;

●	Determine the consideration amount/price of the transaction;

●	Allocate the determined amount of consideration/price to the contractual obligations and;

●	Recognize revenue when the performing party satisfies the performance obligation,

In addition, there must be a reasonable level of certainty that payment for the revenue earned will be received. Finally, according to the standard principle, revenue and its associated costs must be reported in the same accounting period.

Revenue from the sale of products is recognized when the control, significant risks and benefits of ownership of the goods are transferred to the buyer, to the extent that it is probable that economic benefits will be generated for BR Brand and when it can be reliably measured. Revenue is measured based on the fair value of the consideration received, excluding discounts, rebates and sales taxes or charges. Revenue from the sale of products is recognized when the tax document is issued, a moment very close to the delivery of the products and respective transfer of ownership (sales contract). Revenue is not recognized if there is significant uncertainty as to its realization.

In logistics terms, revenue recognition also involves controls aimed at ensuring the integrity of transaction records, conditioned to the appropriate moment in which services are provided and recognized by the customer. Considering the volume of transactions involved, portfolio of transport services, logistics and storage management, geographic location of logistics and customer service, revenue recognition involves a high dependence on the proper functioning of the internal controls determined by the Company.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For three months ended		Change
	09/30/2025	09/30/2024	$	%

Gross Sales	-	-	-	0%
(-)Sales Return	-	-	-	0%
(-)Conditional discounts	-	-	-	0%
(-)ICMS	-	-	-	0%
(-)PIS	-	-	-	0%
(-)COFINS	-	-	-	0%
Total	-	-	-	0%

	For nine months ended		Change
	09/30/2025	09/30/2024	$	%

Gross Sales	-	58,857	(58,857)	-100%
(-)Sales Return	-	(4,601)	4,601	-100%
(-)Conditional discounts	-	(2,209)	2,209	-100%
(-)ICMS	-	(7,492)	7,492	-100%
(-)PIS	-	(1,408)	1,408	-100%
(-)COFINS	-	(2,684)	2,684	-100%
Total	-	40,463	(40,463)	-100%

NOTE 22 – Cost of products sold

The balance of operating expenses corresponds to the total amount, consisting of the sum of the balances, as detailed.

	For three months ended		Change
	09/30/2025	09/30/2024	$	%

(-) Cost of products sold	-	-	-	0%
(-) Freight	-	-	-	0%
Total	-	-	-	0%

	For nine months ended		Change
	09/30/2025	09/30/2024	$	%

(-) Cost of products sold	-	(47,029)	47,029	-100%
(-) Freight	-	(1,587)	1,587	-100%
Total	-	(48,616)	48,616	-100%

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – Sales, General and administrative expenses

General and administrative expenses

These are all expenses related to administrative and commercial service providers, payroll, consumption expenses to maintain the company’s routine.

	For three months ended		Change
	09/30/2025	09/30/2024	$	%

Administrative expenses
Services 3rd parties	(83,439)	(28,268)	(55,171)	195%
General expenses	-	-	-	-
Labor	(6,532)	(7,264)	732	-10%
PLCD	-	-	-	-
Other expenses	-	-	-	-
Depreciation	(60,670)	(62,498)	1,828	-3%
Total	(150,641)	(98,030)	(52,611)	54%

Sales expenses
Sales commission	-	-	-	-
General expenses	-	-	-	-
Labor	-	(1,858)	1,858	100%
Royalties	-	-	-	-
Total	-	(1,858)	1,858	100%

	For nine months ended		Change
	09/30/2025	09/30/2024	$	%

Administrative expenses
Services 3rd parties	(421,270)	(67,915)	(353,355)	520%
General expenses		(3,165)	3,165	100%
Labor	(19,567)	(11,173)	(8,394)	75%
Depreciation	(116,413)	(180,979)	64,566	35%
Total	(557,250)	(263,232)	(294,018)	111%

Sales expenses
Sales commission	-	-	-	-
General expenses	-	(9)	9	100%
Labor	-	(22,093)	22,093	100%
Royalties	-	(1,416)	1,416	100%
Total	-	(23,518)	23,518	100%

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 – FINANCIAL INCOME

The balance of the financial income corresponds to the total amount, consisting of the sum of the balances, according to detail. The financial expenses composed of discounts granted, bank expenditure, billing expenses, IOF, monetary variation, fines and interest on loans. Financial revenues comprise the amounts related to income on interest received and discounts obtained.

	For three months ended		Change
	09/30/2025	09/30/2024	$	%
Financial Expenses
Banking Expenses	-	(8)	8	-100%
Interest	(24,297)	(96,892)	72,595	-75%
	(24,297)	(96,900)	72,603	-75%

	For nine months ended		Change
	09/30/2025	09/30/2024	$	%
Financial Expenses
Banking Expenses	-	(554,970)	544,970	-100%
Interest	(255,538)	(106,743)	(148,795)	139%
	(255,538)	(661,713)	406,175	-61.38%

NOTE 25 – TAX

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes.

In Brazil, taxation on profit comprises income tax and social contribution, as described below:

Income Tax (IRPJ) - in the form of taxation on taxable income, is computed on taxable income at the rate of 15%, plus an additional 10% for profits that exceed R$ 240,000 in a 12-month period.

Social Contribution (CSLL) - applied at the rate of 9% on taxable income, recognized on an accrual basis.

	09/30/2025	09/30/2024
IRPJ	-	(1,843)
CSLL	-	(1,099)
Total	-	(2,942)

Taxable Income - are the additions to accounting income of temporarily non-deductible expenses or exclusions of temporarily non-taxable income, considered for the calculation of current taxable income, which generate deferred tax credits or debits.

In addition, the sale of basic basket products (e.g. “Beans”) has a state tax incentive as an investment subsidy, such as reductions in the ICMS(*), IRPJ and CSLL calculation bases, rate reduction, exemption, deferral related to the benefit of the ICMS presumed credit.

The tax rates and tax laws used to calculate the amount are those in effect at the balance sheet date.

(*) State value-added tax on services and circulation of goods.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Taxes on sales

Revenues, expenses and assets are recognized net of sales tax, except:

When sales taxes incurred on the purchase of goods or services are not recoverable from the tax authorities, in which case the sales tax is recognized as part of the acquisition cost of the asset or expense item, as the case may be.

The net amount of sales tax, recoverable or payable, is included as a component of amounts receivable or payable in the balance sheet. Revenues from sales in Brazil are subject to the following taxes and contributions, at the following basic rates:

Rates

ICMS - Tax on Circulation of Goods and Services	18%
COFINS - Social Security Contribution	7.60%
PIS - Social Integration Program	1.65%
IPI - Tax on Industrialized Products	5%
ISSQN - Tax on Services of Any Nature	5%

Credits arising from non-cumulative PIS/COFINS are shown deducted from cost of goods sold or general and administrative expenses, in the statement of income, depending on the source of the expenditure. Amounts subject to offsetting are stated in current or non-current assets, according to their expected realization. In the income statement, revenues are presented net of these taxes.

The Company is framed as opting for the real profit subject to the incidence of legal income tax (IRPJ) and the social contribution on net income (CSLL) on the result determined in each year.

However, it contributes to the income tax on fixed or variable income financial investments, upon retention by the institutions in which financial investments are carried out.

Deferred Tax Liabilities

The Company’s has no deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at September 30, 2025.

NOTE 26 – RELATED PARTY TRANSACTIONS

During the fiscal year, we entered into related party transactions with some of our shareholders or other related parties. These operations arise from the provision of logistics services as well as from financial transactions entered into under market conditions, in accordance with our interests, customary market practices at the time of their execution and do not have relevant amounts individually or in aggregate.

From time to time, we enter into transactions with related parties, including entities involving certain members of our board of directors or senior management. The definition of a related party is based on applicable accounting standards and our internal policy, which may be more restrictive in relation to applicable laws and regulations under certain circumstances.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition, we have not entered into any related party transaction that is or was unusual in nature or conditions during the current or last prior financial year, nor has such transaction been proposed that is or would be material to our business. Our policy on related party transactions prohibits us from extending loans or guarantees to members of our board of directors, our management, or key management or any members of their close family members.

Name	Principal Position	Year	Salary ($)
Bruno Bonifacio	Former Chief Executive Officer and former Director	2024	96,000
		2023	96,000
Bonifacio, Paulo R.	Chief Executive Officer, President and Director	2024	168,000
		2023	168,000
Burti, Leonardo P.	Chief Financial Officer	2024	108,000
Farina, Fabio L	Former Chief Financial Officer	2023	72,000

Intercompany

	09/30/2025		12/31/2024
	Receivable	Payable	Receivable	Payable
Boni Logistica	22,053	-	18,397	-
BR Brands	515,467	22,053	442,737	18,397
BRB Foods	-	515,467	-	442,737
Total	537,520	537,520	461,134	461,134

Related Parties

C-Level	09/30/2025	(+)Add	(+) Interest	Payments	12/31/2024
D.S.B	133,738	-	23,030	-	115,408
E.S.B	60,248	-	5,941	-	54,307
P.B	109,298	-	16,283	-	93,015
Shareholders	432,849	-	2,459	-	430,390
Total Liabilities		-		-	693,120
P.B	136,678	-	2,607	-	134,071
Total Assets	136,678	-	2,607	-	134,071

NOTE 27 – EARNINGS PER SHARE (EPS):

The Company reports basic and diluted earnings per share in accordance with ASC 260-10-45. For periods of net loss, the diluted EPS calculation excludes potentially dilutive securities as they would have an antidilutive effect. Accordingly, basic and diluted EPS are identical for the periods presented.

The table below summarizes the potentially dilutive securities excluded due to their antidilutive nature:

Type of Security	Issuance Date Potential	Dilution (Shares)
Convertible Notes	September 2025	154,467
Restricted Stock Units	September 2025	400,000
Total Potential Shares		554,467

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the determination of net income available to holders of common shares and the weighted average number of common shares outstanding used to calculate basic and diluted earnings per share in each reporting exercise.

	For three months ended		For nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
NET INCOME (LOSS) FOR THE YEAR	(174,938)	(196,788)	(812,788)	(959,559)

	For three months ended		For nine months ended
	September 30, 2025	September 30, 2024	September 30, 2024	September 30, 2023

Basic numerator
Net income (loss) allocated to controlling shareholder	(174,938)	(196,788)	(812,788)	(959,559)
Net income allocated to controlling shareholder	(174,938)	(196,788)	(812,788)	(959,559)

Basic denominator
Weighted average of shares

Basic earnings (loss) per share	(0.01)	(0.02)	(0.07)	(0.08)
Basic earnings per share	(0.01)	(0.02)	(0.07)	(0.08)

Diluted numerator
Net income (loss) allocated to controlling shareholder	(174,938)	(196,788)	(812,788)	(959,559)
Net income allocated to controlling shareholder	(174,938)	(196,788)	(812,788)	(959,559)

Diluted denominator
Weighted average of outstanding shares	12,000,000	12,000,000	12,000,000	12,000,000
Convertible Notes	154,467	144,709	154,467	144,709
Restricted Stock Units	400,000	177,500	400,000	177,500
Diluted weighted average of outstanding shares	12,544,467	12,322,209	12,544,467	12,322,209

Diluted earnings (loss) per share	(0.01)	(0.02)	(0.07)	(0.08)
Diluted earnings per share	(0.01)	(0.02)	(0.07)	(0.08)

NOTE 28 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Financial Year Report, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

A CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our current and future capital requirements to support our operations;

●	our ability to maintain or protect the validity of our intellectual property;

●	our ability to attract and retain key executive members;

●	our ability to attract and staff members;

●	our ability to hire and continue to hire qualified personnel;

●	our ability to maintain and continue acceptance within the food industry;

●	competitors and competition;

●	our cash on hand and continued investment;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	regulation.

Moreover, new risks regularly emerge and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date of this Quarterly Report on Form 10-Q. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Quarterly Report on Form 10-Q.

Overview

BRB Foods Inc. (the “Company”) is a Wyoming-incorporated holding company that indirectly owns two subsidiaries based in Brazil: BR Brands S.A., formerly BR Brands Ltda., (“BR Brands”), a food production company, and Boni Logistica Ltda. (“Boni Logistica”), a logistics and distribution company. All of our operations are conducted in Brazil, and our business model focuses on acquiring, producing, processing, manufacturing, packaging and distributing dry food products through a business-to-business-to-consumer (B2B2C) model, in which we sell to wholesales, supermarkets, and other retailers that in turn serve the end consumers.

We have entered into license agreements with Unilever that allow us to manufacture and commercialize a portfolio of branded food products in Brazil, including Knorr, Arisco, Maizena and Mae Terra. These food products include categories such as rice, corn, pasta, natural sugars, and cereals. Our strategy includes expanding our portfolio of license products and leveraging our logistics platform to support nationwide distribution in Brazil.

Since launching our operations in 2021, we have invested in building a logistics and commercial infrastructure to support a larger product portfolio. Through Boni Logistica and BR Brands, we have qualified a network of 14 third-party independent distribution centers (“IDCs”) across Brazil and developed relationships with large retailers and supermarkets. At the same time, we have faced a challenging macroeconomic environment in Brazil, including high interest rates and limited credit availability, which have negatively affected our cost of capital and liquidity.

In the second quarter of 2024, we made the strategic decision to suspend product sales and focus our resources on preparing for the launch of our expanded product portfolio. This sales pause continued during fiscal 2025. As a result, we did not generate revenue during the three months and nine months ended September 30, 2025, and our results of operations for these periods primarily reflect general and administrative expenses, financing costs and the impact of foreign currency translation.

Operational Update

Our recent operation focus has been on preparing our supply chain, commercial organization and systems to support the rollout of our expanded product portfolio and national distribution of our products once sales resume.

As of September 30, 2025, we had completed the technical and commercial qualification of 14 third-party independent centers (“IDCs”) in Brazil and a group of national suppliers to support our planned product portfolio. The IDCs are strategically located and intended to provide geographic coverage and enable us to serve retailers and wholesalers efficiently across multiple regions in Brazil.

During 2023 and 2024, we implemented SAP Business One and related warehouse and transportation management systems (WMS/TMS) across our operations. These systems are designed to support our order management, inventory control, logistics visibility and financial reporting, and to give our management greater visibility into key operational and financial metrics. We have also trained our commercial team to support national deployment of our licensed product portfolio and maintained commercial relationships with over 2,500 points of sale in anticipation of the resumption of sales.

In the first quarter of 2024, we began reducing sales volume in anticipation of an expanded product launch and in the second quarter ended June 30, 2024, we decided to temporarily pause all sales activities in order to complete the operational alignment of our logistics and commercial functions and to prepare for the rollout of our expanded product portfolio. This sales pause continued through the three and nine months ended September 30, 2025. The absence of revenue in these periods reflects this strategic decision rather than the capacity of our commercial relationships or our logistics infrastructure.

Our current operating activities are therefore limited to maintaining our Brazilian subsidiaries, managing our license relationships, preserving our commercial and logistics infrastructure, and preparing for the coordinated relaunch of our product portfolio. We expect that the timing, scale and composition of our relaunch will depend on our ability to access capital, manage our working capital requirements and maintain or renew key license agreements.

Key Trends and External Factors

Our business, financial condition and results of operation are affected by several key trends and external factors.

High interest rates and limited credit availability in Brazil.

The Brazilian high interest rate environment has had a significant impact on our financial condition, cost of capital and liquidity. In recent years, increases in Brazil’s benchmark interest rates have raised the cost of working capital financing, reduced the availability of credit and materially increased our financial expenses. Higher borrowing costs affect multiple aspects of our business, including the cost of financing accounts receivable and inventory storage costs, increased debt servicing cost, and higher accrued interest expenses on our outstanding obligations. These conditions have contributed to elevated interest expense and have constrained our ability to invest in growth and support ongoing operations. We expect that high interest rates in Brazil will continue to be a key factor in affecting our liquidity and capital resources.

Sales suspension and transition to an expanded product portfolio.

Our decision to temporarily suspend sales in the second quarter of 2024 has had, and will continue to have, a significant effect on our reported results. We did not record revenue or cost of products sold during the three and nine months ended September 30, 2025. Instead, our operating results for these periods primarily reflect general and administrative expenses associated with maintaining our corporate and operating structure, and financial expenses related to our existing indebtedness. We view this sales suspension as a transitional period during which we complete the operational and commercial preparations necessary to support an expanded product portfolio. However, this strategy also increases our reliance on external financing and capital raises to fund operating expenses and debt service during the product sales pause.

Dependence on licensed brands.

Our growth strategy depends significantly on our ability to develop, manufacture and distribute a portfolio of licensed products under certain Unilever brands. The success of our planned relaunch will depend on the continued availability of these license arrangements, our ability to coordinate production across qualified suppliers and manufacturers, and the readiness of our logistics network and commercial team to execute at scale. Any delays in product development, disruptions in our supply chain, or changes in the terms or availability of our license agreements could affect the timing and extent of our revenue generation as product sales resume.

Macroeconomic and consumer environment.

Our business is also exposed to broader macroeconomic conditions in Brazil, including consumer purchasing power, food price inflation, tax and regulatory changes affecting our product categories, and the availability and pricing of key raw materials. A material deterioration in consumer demand, changes in indirect tax regimes or further increases in financing costs could affect our pricing, volumes, margins and ability to execute our planned commercialization strategy.

We will continue to monitor these trends and external conditions and may adjust the pace of our planned product sales relaunch and capital deployment in response to changes in our liquidity position, license agreement status, market conditions and access to external financing.

Results of Operations For Three Months Ended September 30, 2025 and 2024

The following table shows the components of our results of operations for the nine months ended September 30, 2025 and 2024:

	For the
	Three-Month Period Ended
	September 30, 2025	September 30, 2024
Net Revenue	$—	$—
Cost of Products Sold	—	—
Gross Profit	$—	$—
Operating Income (Expenses)
General and Administrative Expenses	(150,641)	(98,030)
Sales Expenses	—	—
Operating Income Before Financial Income	$(150,641)	$(99,888)
Financial Income
Financial Revenue	—	—
Financial Expenses	(24,297)	(96,900)
Net Loss Before Income Tax	$(174,938)	$(196,788)
Income Tax	$—	$—
Net Loss	$(174,938)	$(196,788)

Net Revenue

We recorded no revenue during the three months ended September 30, 2025 and 2024, consistent with our continued sales suspension.

Cost of Products Sold

For the three months ended September 30, 2025 and 2024, no cost of products sold was recorded. This was because no products were manufactured for sale or shipped to customers during these periods.

General and Administrative Expenses

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024, our general and administrative expenses increased to $(150,641) from $(98,030), or $(52,611), primarily due to increases in third-party services of $(83,439) offset by other variation of $2,560.

Sales Expenses

We recorded no sales expenses for the three months ended September 30, 2025 and 2024 due to the continued sales suspension.

Financial Expenses

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024, financial expenses decreased to $(24,297) from $(96,900), or $72,602. The decrease in interest expense amount recorded for the period was primarily attributable to actions taken by the Company, including the renegotiation of certain financing arrangements with creditors, which resulted in lower interest charges during the period.

Net Loss

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024, our net decreased to $(174,938) from $(196,788), or $21,850. Our net loss reflects continued operating expenses and financial costs incurred during the sales pause.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides providing more detail on the items that impact our activities and presenting how we evaluate our lines of business.

EBITDA

EBITDA is the earnings before interest, depreciation and amortization.

	Three months ended September 30, 2025 ($)	Three months ended September 30, 2024 ($)
Net Loss for the period	(174,938)	(196,788)
(+) Interest	24,297	96,900
(+) Depreciation and amortization	60,670	62,498
(+) Income Tax and Social Contribution	-	-
EBITDA	(89,971)	(37,390)
(+) Non-Recurring Expenses – PCLD	-	-
Total Adjusted EBITDA	(89,971)	(37,390)

We present below the reconciliation of EBITDA to adjusted EBITDA for the three months ended September 30, 2025.

Three Months Ended September 30, 2025 ($)
EBITDA	(89,971)
(+) Non-Recurring Expenses – Provisions	—
(+) Non-Recurring Expenses – PCLD	—
(-) Non-Recurring Expenses – Adjustments	—
Total adjusted EBITDA	(89,971)

Results of Operations For Nine Months Ended September 30, 2025 and 2024

	For the
	Nine-Month Period Ended
	September 30, 2025	September 30, 2024
Net Revenue	$—	$40,463
Cost of Products Sold	—	(48,616)
Gross Profit	$—	$(8,153)
Operating Income (Expenses)
General and Administrative Expenses	(557,250)	(263,233)
Sales Expenses	—	(23,518
Operating Income Before Financial Income	$(557,250)	$(294,904)
Financial Income
Financial Revenue	—	—
Financial Expenses	(255,538)	(661,713)
Net Loss Before Income Tax	$(812,788)	$(956,617)
Income Tax	$—	$(2,942)
Net Loss	$(812,788)	$(959,559)

Net Revenue

For the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, our net revenue decreased to $0 from $40,463, or $(40,463). our net revenue decreased from $40,463 to $0, representing a decrease of 100.0%. This decrease was related to the continued significant reduction of the Company’s product sales which began during the second quarter of 2024 and continued through the nine months ended September 30, 2025.

Cost of Products Sold

For the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, cost of products sold decreased to $0 from $(48,616), or $48,616. This decrease was primarily due to the Company’s sales pause which continued through the nine months ended September 30, 2025.

General and Administrative Expenses

For the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, our general and administrative expenses, including essential support and operational management-related expenses, increased to $(557,250) from $(263,233), or $(294,017), primarily due to increases in third-party services of $(353,355) offset by other variation $59,337..

Sales Expenses

For the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, sales expense, decreased to $0 from $(23,518), or $23,518, primarily due to the Company’s sales pause which continued through the nine months ended September 30, 2025.

Financial Expenses

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, financial expenses decreased to $(255,538) from $(661,713), or $406,175, primarily due to higher interest rates in Brazil.

Net Loss

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, our net loss decreased to $(812,788) from $(959,559), or $146,771. Our net loss reflects continued operating expenses and financial costs incurred during the sales pause.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides providing more detail on the items that impact our activities and presenting how we evaluate our lines of business.

EBITDA

EBITDA is the earnings before interest, depreciation and amortization.

	Nine months ended September 30, 2025 ($)	Nine months ended September 30, 2024 ($)
Net Loss for the period	(812,788)	(959,559)
(+) Interest	255,538	661,714
(+) Depreciation and amortization	116,413	180,979
(+) Income Tax and Social Contribution	—	2,942
EBITDA	(440,837)	(113,924)
(+) Non-Recurring Expenses – PCLD	22,933	—
Total Adjusted EBITDA	(417,904)	(113,924)

We present below the reconciliation of EBITDA to adjusted EBITDA for the nine months ended September 30, 2025.

Nine Months Ended September 30, 2025 ($)
EBITDA	(440,837)
(+) Non-Recurring Expenses – Provisions	—
(+) Non-Recurring Expenses – PCLD	22,933
(-) Non-Recurring Expenses – Adjustments	—
Total adjusted EBITDA	(417,904)

Narrative Explanation of Key Drivers

The results for the three months and nine months ended September 30, 2025continue to be shaped by the Company’s strategic suspension of sales, which eliminated revenue and costs of products sold while operational expenses continued. Key factors affecting results include:

●	Operational costs during the sales pause, including corporate overhead in Brazil;

●	Interest expense driven by Brazil’s high interest rate environment and foreign exchange volatility;

●	Costs related to maintaining commercial infrastructure and logistics, including SAP and WMS/TMS systems; and

●	Expenses related to commercialization readiness for the planned product portfolio launch.

We expect our operating results to remain negatively impacted by these key drivers until our commercial sales activities resume.

Liquidity and Capital Resources

The following discussion of our liquidity and capital resources is based on our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025, included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity

Our sources of liquidity have primarily been derived from our: (i) advance of 100% of our receivables by local banks and others financial institutions, with high level of interest rates; and (ii) our founders and earlier investors’ capital contributions.

Our main uses of capital include: (i) purchase of raw materials; (ii) logistic and warehouse expenses; and (iii) product placement in retail channels.

Our primary capital needs relate to funding requirements that affect our liquidity, including: (i) working capital needs; (ii) the purchase of raw materials on more favorable financial terms; and (iii) continued investment in product development. As of September 30, 2025, we had a working capital deficit of approximately US$(7.3) million, which raises substantial doubt about our ability to continue as a going concern. We are actively exploring opportunities to improve our liquidity position, including the potential infusion of equity capital and improvements to our cost of capital, both of which would have a significant impact on our ability to support ongoing operations and improve profitability.

Our cash and cash equivalents include cash on hand, deposits with banks, and other short-term, highly liquid investments with original maturities of three months or less, which carry an immaterial risk of change in value. For more information, see the notes to our interim consolidated financial statements.

Cash Flows

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

The table below summarizes our Statement of Cash Flows for the three months ended September 30, 2025 and 2024:

	September 30, 2025 ($)	September 30, 2024 ($)
Net Loss	(174,938)	(196,788)
Net cash provided by operating activities	3,857	1,584
Net cash used for investing activities	(3,759)	(178,430)
Net cash provided by (used for) financing activities	(107)	176,835

Operating Activities:

For the three months ended September 30, 2025, net cash used for operating activities was $3,857, primarily as a result of:

●	Net loss of $(174,938, adjusted for non-cash expenses consisting primarily of depreciation and amortization of $60,670 and cumulative translation adjustments of $(192,867), interest of $24,297, and other adjustments of $(283). The total amount of adjustment to net loss from non-cash items for the three months ended September 30, 2025, was $(108,182).

●

Net cash from changes in working capital, arising from changes in operating assets and liabilities, totaled an outflow of $286,978 principally due to a decrease in accounts receivable of $(228), an increase in suppliers of $251,274, a decrease in inventory of $(1,584), and other variations of $37,516.

Investing Activities:

Net cash used for investing activities during the three months ended September 30, 2025 was $(3,759) and primarily related to intangible assets of $(4,477) and property, plant and equipment of $718.

Financing Activities:

Net cash used for financing activities during the three months ended September 30, 2025 was $(107) and primarily related to lease of $(30,184), loans of $28,077 and intercompany of $2,000.

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024

Our net cash provided by operating activities consisted of loss for the period adjusted for certain non-cash items including, but not limited to, depreciation and amortization, other financial costs, cumulative translation adjustments, as well as adjustments for changes in our operating assets and liabilities, the amounts for income taxes and social contributions that we pay, and net interest income that we receive during the period.

Our net cash used in investing activities consisted of amounts paid on our purchase of property and equipment, purchases and development of intangible assets.

We work with prepayment of receivables operations with local Fundos de Investimento em Direitos Creditórios, or FIDCs (Credit Rights Investment Funds), which will be settled upon receipt from customers.

The table below summarizes our Statement of Cash Flows for the nine months ended September 30, 2025 and 2024:

	September 30, 2025 ($)	September 30, 2024 ($)
Net Loss	(812,788)	(959,559)
Net cash provided by (used for) operating activities	(230,754)	(30,662)
Net cash used for investing activities	(2,323)	(53,986)
Net cash provided by financing activities	233,068	83,616

Operating Activities:

For the nine months ended September 30, 2025, net cash used for operating activities was $(230,754), primarily as a result of:

●	Net loss of $(812,788), adjusted for non-cash expenses consisting primarily of depreciation and amortization of $116,413 and cumulative translation adjustments of $(1,048,692), interest of $255,538, and other adjustments of $(1). The total amount of adjustment to net loss from non-cash items for the nine months ended September 30, 2025, was $(676,742).

●	Net cash from changes in working capital, arising from changes in operating assets and liabilities, totaled an outflow of $1,258,775 principally due to a decrease in accounts receivable of $(1,226), an increase in suppliers of $1,141,960, a decrease in inventory of $(8,805), and other variations of $126,847.

Investing Activities:

Net cash provided by investing activities during the nine months ended September 30, 2025 was $(2,323) and primarily as a result of intangible assets of (4,477) and property, plant and equipment of $2,154.

Financing Activities:

Net cash provided by financing activities during the nine months ended September 30, 2025 was $233,068 and primarily as a result of lease of $27,754, loans of $162,301 and intercompany of $43,013.

Going Concern Discussion

Based on our analysis in accordance with ASC 205-40, we have concluded that substantial doubt exists about the Company’s ability to continue as a going concern for the twelve-month period following the issuance of these financial statements.

Several factors contribute to this conclusion including:

●	We did not generate revenue during the three or nine months ended September 30, 2025 due to our ongoing product sales suspension;

●	We have incurred recurring operating losses and expect operating losses to continue until our product sales activities resume;

●	We have experienced significant working-capital deficits, including a working-capital deficit of approximately $(7.3) million as of September 30, 2025;

●	Brazilian macroeconomic conditions, including high interest rates and limited credit availability, have increased our cost of capital and reduced credit access;

●	We are dependent on external financing to fund operations, maintain our commercial and logistics infrastructure, and support working capital needs prior to relaunching our product sales; and

●	Our ability to resume commercial operations depends on renewing or extending key Unilever license agreements, accessing sufficient capital to support working-capital requirements, and coordinating production and distribution through our existing network of suppliers and IDCs.

Management’s plans to alleviate substantial doubt about our ability to continue as a going concern include

●	Seeking additional equity or debt financing;

●	Pursue continued growth, acquisitions, and expansion into new Brazilian states; and

●	Continuing discussions with Unilever relating to license renewals

There can be no assurance that these plans will be successful. Accordingly, the unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of September 30, 2025. Despite no material weaknesses being identified, and while the Company’s management team makes continuous efforts to reduce the likelihood of occurrence of any material weaknesses in the future, there can be no assurance that it will be successful. To that end, the Company has invested in (i) advanced systems and software controls; and (ii) adding and expanding its teams with qualified and experienced personnel, to ensure security, information speed, information quality and governance. Recent investments have consisted of the upgrade of our ERP system (SAP was implemented in the first quarter of 2023) and new warehouse management system (WMS) and transportation management systems (TMS) were implemented in the third quarter of 2024.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as described below, there have been no material changes to the risk factors disclosed in our Registration Statement on Form F-1, including the Post Effective Amendment No. 3 filed on October 22, 2025 (File No. 333-276557).

Risks Related to Our Business and Industry

One of our key intellectual property license agreements covering 20 of our planned new products expired on December 31, 2025, and failure to renew this agreement may materially limit our product launch plan and our ability to generate expected revenue.

As disclosed elsewhere in this Quarterly Report on Form 10-Q, our business model relies on our ability to commercialize products under licensed brands pursuant to several intellectual property license agreements with Unilever. One of these license agreements, which covers 20 of the 61 new products included in our planned 2026 product portfolio, expired on December 1, 2025. We are in active discussions with Unilever regarding the potential renewal of this agreement. If this agreement is not renewed or extended, we will not be permitted to manufacture or sell the affected products which would reduce the number of products available for our first quarter of 2026 commercialization plan and could materially limit our expected revenue and contribution margin. As of the date of this Quarterly Report on Form 10-Q, Unilever has not agreed to renew the agreement and there can be no assurance that renewal of the agreement will occur, or that any renewal will occur on commercially acceptable terms.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included and filed with this report.

Exhibit	Exhibit Description
3.1	Articles of Continuance (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)
3.2	Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)
3.3	Bylaws of BRB FOODS INC. (Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 11, 2025.

Person	Capacity	Date

/s/ Paulo R. Bonifacio	Chief Executive Officer, President and Director	December 11, 2025
Paulo R. Bonifacio	(Principal Executive Officer)

/s/ Leonardo Pucci Burti	Chief Financial Officer	December 11, 2025
Leonardo Pucci Burti	(Principal Financial and Accounting Officer)