Form 10-K
period 2025-12-31
BRB Foods Inc.
filed 2026-04-15
CIK 1976870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2025, there was no established public trading market for the registrant’s common stock. Accordingly, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

 – FINANCIAL INFORMATION

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “likely,” “anticipates,” “believes,” “expects,” “estimates,” “plans,” “intends,” and similar expressions. These statements reflect management’s current expectations based on information available at the time such statements are made. Actual results may differ materially from those expressed or implied by these forward-looking statements due to various factors, including those described under Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. The forward-looking statements contained in this report are based on assumptions that management believes are reasonable; however, such assumptions are subject to uncertainties and risks. As a result, there can be no assurance that the forward-looking statements will prove to be accurate. We undertake no obligation to update or revise any forward-looking statements, except as required by applicable law.

Use of Certain Terms

Unless the context otherwise requires, the terms “Company,” “we,” “our,” “ours,” and “us” refer to BRB Foods Inc. and its subsidiaries, including BR Brands S.A. and Boni Logistica Ltda., on a combined basis.

Where You Can Find More Information

We file annual, quarterly and current reports, and other information with the U.S. Securities and Exchange Commission (the “SEC”). Our filings are available to the public on the SEC’s website at www.sec.gov.

We also make available, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

ITEM 1. BUSINESS

Overview

BRB Foods Inc. (the “Company” or “BRBF”) is a Wyoming-incorporated holding company that operates in Brazil through its subsidiaries BR Brands S.A., formerly BR Brands Ltda., (“BR Brands”) and Boni Logistica Ltda. (“Boni Logistica”). BR Brands focuses on the development, manufacturing coordination and commercialization of dry food products, while Boni Logistica supports logistics coordination and distribution management. Our business includes acquiring, producing, processing, manufacturing and packaging dry food products that are distributed to, and marketed at, major retailers and food service establishments throughout Brazil. We employ sales personnel who prepare retail displays at the physical locations of products’ sales (also known as the point of sale).

Historically, our products have been commercialized pursuant to intellectual property license agreements with Unilever Brasil Ltda. (“Unilever Brasil”), Unilever IP Holdings B.V. (“Unilever IP”), Mãe Terra Produtos Naturais Ltda. (“Mãe Terra”), and Conopco, Inc. (“Conopco”) d/b/a Unilever (collectively, “Unilever”). As of the date of this Annual Report on Form 10-K, three of the Company’s four Unilever license agreements have expired. The Company’s sole remaining Unilever license agreement, covering the Knorr brand for 15 specified products, is scheduled to expire on June 30, 2026. See “Risk Factors—Risks Related to Our Business and Industry— Three of our four key intellectual property license agreements have expired as of the date of this Annual Report on Form 10-K, collectively covering 46 of our 61 planned new products, and the failure to renew these agreements would have a materially adverse effect on our business, results of operations and financial condition.” on page 6 of this Annual Report on Form 10-K.

We generated net revenue of $0.0 and approximately $0.04 million during the fiscal years ended December 31, 2025 and 2024, respectively, following our strategic decision in the second quarter of 2024 to temporarily suspend revenue-generating activities in order to focus on operational readiness and product portfolio development.

Business Model

The Company operates a B2B2C (business-to-business-to-consumer) model, in which products are sold to wholesalers, supermarkets and retail chains, which in turn sell to end consumers. The Company’s operational activities include:

•	identifying market opportunities and developing product offerings;

•	qualifying and managing suppliers and third-party manufacturers;

•	coordinating product packaging and branding;

•	registering products with retail customers;

•	coordinating logistics and distribution through third-party infrastructure; and

•	supporting retail execution through sales and promotional activities.

Operations and Logistics

Our logistics capabilities, supported by our subsidiary Boni Logistica, are intended to facilitate distribution efficiency across key regions of Brazil. The Company also utilizes a network of fourteen (14) third-party independent distribution centers (“IDCs”) located across Brazil to support its distribution activities. The extent to which these capabilities are utilized depends on the scale and scope of our commercial operations.

During the fiscal year ended December 31, 2023, the Company completed the technical and commercial qualification of these distribution centers, as well as multiple suppliers. During 2024 and 2025, the Company focused on integrating its logistics infrastructure, implementing operational systems, and preparing for future commercialization. The Company has implemented enterprise systems, including SAP Business One and warehouse and transportation management systems (WMS/TMS), to support operational efficiency and supply chain coordination.

License Agreements

Our historical product portfolio has been commercialized pursuant to intellectual property license agreements with Unilever. As of the date of this Annual Report on Form 10-K:

•	Mãe Terra license agreement (Mãe Terra Produtos Naturais Ltda.): license agreement expired on March 1, 2026, covering 27 products.
•	Arisco license agreement (Unilever Brasil Ltda.): license agreement expired on December 1, 2025, covering 11 described products (without fixed SKU definition).
•	Maizena license agreement (Conopco, Inc. d/b/a Unilever): license agreement expired on February 28, 2026, covering 5 products (without fixed SKU definition).
•	Knorr license agreement (Unilever IP Holdings B.V.): license agreement expires on June 30, 2026, covering 15 products.

The Company is in discussions regarding the potential renewal or replacement of these license agreements. However, there can be no assurance that the Company will be able to renew or replace these license agreements on acceptable terms, or at all. The expiration or non-renewal of these agreements would have a material adverse effect on the Company’s business, results of operations and financial condition. See “Risk Factors—Risks Related to Our Business and Industry—Three of our four key intellectual property license agreements have expired as of the date of this Annual Report on Form 10-K, collectively covering 46 of our 61 planned new products, and the failure to renew these agreements would have a materially adverse effect on our business, results of operations and financial condition.” on page 6 of this Annual Report on Form 10-K.

Product Portfolio

The Company’s current product portfolio consists primarily of dry food products, with a focus on pasta products supported by its existing Knorr license agreement. These products are developed and commercialized in accordance with established quality standards and operational procedures. The Company believes that its existing product portfolio provides a foundation for future commercial activities; however, our ability to expand or maintain its product offering depends on the renewal of existing license agreements or the establishment of new commercial relationships.

Current Operational Status

In the second quarter of 2024, the Company made the strategic decision to temporarily suspend revenue-generating activities in order to focus on operational alignment, supplier integration, and product portfolio development. During this period, the Company continued to maintain its logistics infrastructure, supplier relationships and commercial capabilities, while investing in operational readiness and systems implementation. The Company’s ability to resume commercial activities depends on several factors, including product readiness, licensing status, market conditions and capital availability. There can be no assurance as to the timing or success of any such resumption.

Industry

The dry food industry in Brazil is characterized by a mix of small and large producers, with many companies operating in the middle market. The industry in this region primarily focuses on producing and exporting dry food products such as grains, cereals, and pasta. Brazil is one of the world’s leading producers and exporters of soybeans, corn, and wheat, which are key ingredients in many dry food products. The industry is competitive and influenced by factors such as pricing, brand recognition, distribution capabilities and consumer preferences.

Government Regulations

The Company’s operations in Brazil are subject to various federal, state and local laws and regulations, including those relating to food safety, labeling, transportation, labor and environmental matters. Compliance with these regulations is an integral part of the Company’s operations.

Intellectual Property

The Company and its subsidiaries own trademarks “BR Brands” and domain name (brbfoods.com). If, in the future, the Company decides to develop proprietary intellectual property, we may have to obtain registrations with the INPI to enforce the ownership of our rights. The registration process with INPI can be very time-inefficient and may be subject to challenges from third parties.

Furthermore, we have entered into license agreements with Unilever Brasil, Unilever IP, Mãe Terra, and Conopco d/b/a Unilever to market our products under brands owned by Unilever in Brazil (namely Arisco, Knorr, Maizena and Mãe Terra). As of the date of this Annual Report on Form 10-K, three of these four license agreements have expired, and the remaining Knorr license agreement is scheduled to expire on June 30, 2026. See “Business—License Agreements” above for additional information. These agreements will also have to be registered with INPI in order to be enforceable before third parties. However, we have the rights to use the brands, regardless of whether these registrations are implemented or not, as they already are enforceable between the parties (Unilever and us).

Principal Executive Offices

Our principal executive offices are located at Rua Doutor Eduardo de Souza Aranha, 387 — Conjunto 151, São Paulo, SP 04543-121, Brazil. Our telephone number is +55 4040-5766.

Employees

The Company maintains a workforce supporting its operational, administrative and strategic functions in Brazil and primarily composed of administrative, commercial and logistics coordination personnel. As of December 30, 2025, we had approximately 30 employees of which 18 employees were located in our headquarters in São Paulo, Brazil, and 12 employees were located at our integrated distribution center located in São Paulo, Brazil. The Company may expand its workforce as its operations evolve.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes. If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Risks Related to Our Business and Industry

Our results may be negatively impacted in the event of non-renewal, termination or breach of our existing Intellectual Property License Agreements.

Our business model relies on marketing our portfolio of products under nationwide and widely known brands that are licensed to us by third parties under bilateral agreements with an average term duration of three years. As of the date of this Annual Report on Form 10-K, three of our four license agreements with Unilever have expired. The Arisco agreement expired on December 1, 2025, the Maizena agreement expired on February 28, 2026, and the Mae Terra agreement expired on March 1, 2026. Our sole remaining license covers the Knorr brand for 15 specified products and is scheduled to expire on June 30, 2026. We are in discussions regarding the potential renewal of these agreements; however, no renewals have been finalized and there can be no assurance that any renewal will occur or that any renewal will be on commercially acceptable terms. The failure to renew our remaining Knorr license or to enter into replacement licensing agreements would eliminate our current product portfolio and would have a material adverse effect on our business, revenue and financial condition.

Three of our four key intellectual property license agreements have expired as of the date of this Annual Report on Form 10-K, collectively covering 46 of our 61 planned new products, and the failure to renew these agreements would have a materially adverse effect on our business, results of operations and financial condition.

Our business model relies on our ability to commercialize products under licensed brands pursuant to four intellectual property license agreements with Unilever. As of the date of this Annual Report on Form 10-K, three of these four license agreements have expired as follows:

•	The Arisco brand license agreement (Unilever Brasil Ltda.), covering 11 products, expired on December 1, 2025.
•	The Maizena brand license agreement (Conopco, Inc. d/b/a Unilever), covering 5 described products, expired on February 28, 2026.
•	The Mae Terra brand license agreement (Mae Terra Produtos Naturais Ltda.), covering 27 products, expired on March 1, 2026.

Together, these expired agreements covered 46 of the 61 new products previously included in our planned 2026 expanded product portfolio rollout. Our sole remaining license agreement, covering the Knorr brand for 15 specified products (Unilever IP Holdings B.V.), is scheduled to expire on June 30, 2026. We are currently in discussions with the applicable Unilever entities regarding the potential renewal of the three expired agreements and the renewal of the Knorr brand license agreement prior to its scheduled expiration .However, none of these renewals have been finalized, and there can be no assurance that any renewal will occur or that any renewal will be on commercially acceptable terms.

If these agreements are not renewed or extended, we will not be permitted to manufacture or sell products under the Arisco, Maizena or Mae Terra brands, which would eliminate 46 of the 61 new products from our contemplated product portfolio. Further, if the Knorr agreement is not renewed prior to its June 30, 2026 expiration, we will not be permitted to manufacture or sell any products under the Knorr brand following the agreement expiration date, which would eliminate our entire remaining active product portfolio. The loss of any or all of these licensing arrangements would have a material adverse effect on our business, results of operations, financial condition and ability to generate revenue.

We have incurred net losses from operations, experienced net cash outflows from our operating activities and our independent registered public accounting firm included an explanatory paragraph concerning substantial doubt about our ability to continue as a going concern in its report on our financial statements for the years ended December 31, 2025 and 2024. If we do not effectively manage our cash and other liquid financial assets, execute our plan to increase profitability and obtain additional financing, our ability to continue as a going concern could be negatively affected.

We have incurred significant operating losses, experienced net cash outflows from operations and we have accumulated deficit. Our net loss was approximately $1.1 for the year ended December 31, 2025 and $1.6 million for the year ended December 31, 2024. As of December 31, 2025 and December 31, 2024, the Company had negative working capital of approximately $7.4 million and $5.6 million, respectively. In its report on our financial statements for the years ended December 31, 2025 and 2024, our independent registered public accounting firm included an explanatory paragraph stating that our accumulated losses of approximately $8.2 million and negative shareholders’ equity of approximately $6.8 million as of December 31, 2025, raise substantial doubt about our ability to continue as a going concern. As of December 31, 2025, total liabilities exceeded total assets by approximately $6.8 million. The Company generated no net revenue for the year ended December 31, 2025 and has not generated revenue since the second quarter of 2024. Our management has implemented various efforts to improve liquidity and conserve cash. If we are unable to obtain sufficient funding, increase revenue and reduce operating expenses, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment.

Our principal assets are our indirect ownership interests in our subsidiaries BR Brands S.A. (formerly BR Brands Ltda.) and Boni Logistica Ltda. If these subsidiaries are restricted from distributing or otherwise transferring funds to us, pursuant to applicable law, regulation or otherwise, our liquidity, financial condition or results of operations could be materially and adversely affected.

We have no material assets other than our indirect ownership of the equity interests in our subsidiaries in Brazil and no sources of revenue other than from our subsidiaries. To the extent that we need funds and our subsidiaries may be restricted under applicable law or regulation from paying dividends or making other distributions or are otherwise unable to provide such funds, such restrictions or inability could materially adversely affect our liquidity, financial condition, and results of operations.

Brazilian law permits the Brazilian government to impose temporary restrictions on conversions of Brazilian currency into foreign currencies and on remittances to foreign investors of proceeds from their investments in Brazil, whenever there is a serious imbalance in Brazil’s balance of payments or there are reasons to expect a pending serious imbalance. Although no such restrictions are currently in place, Brazilian banks may also impose similar restrictions on conversions and remittances. Any imposition of restrictions on conversions and remittances could hinder or prevent our Brazilian subsidiaries from converting Brazilian currency into US dollars or other foreign currencies and remitting dividends or distributions abroad. As a result, any imposition of exchange controls restrictions could reduce the market price of the shares of our common stock.

Cash repatriation restrictions and exchange controls may also limit our ability to convert foreign currencies such as the Brazilian Real into US dollars or to remit payments by our Brazilian subsidiaries or businesses located in or conducted within a country imposing restrictions or controls. While we have repatriated cash historically, should we need to do so in the future to fund our operations, we may be unable to repatriate or convert such cash, or be unable to do so without incurring substantial costs which may have a material adverse effect on our operating results and financial condition.

We have paused sales of our products since the second quarter of 2024 and there is no assurance that we will be able to successfully re-enter the market or regain customer and/or vendor relationships.

During the second quarter of fiscal 2024, we made the strategic decision to temporarily pause sales of our products in order to focus on operational readiness and product portfolio development. As a result, we have not generated revenue since the second quarter of fiscal 2024. While this pause was intended to support our long-term growth, it has introduced a number of risks and uncertainties. These include the potential inability to recover lost market share due to changes in customer behavior or increased competition, as well as the possibility that customer loyalties may have shifted during our product sales pause period. Some of our former customers may have entered into longer-term arrangements with competitors or may harbor concerns regarding our ability to ensure product supply continuity and reliability.

Our ability to re-establish our market position depends on a number of factors, including the successful introduction and commercialization of products under our remaining and any renewed or replacement license agreements, competitive pricing, effectiveness of our marketing campaigns, and our ability to restore and expand our sales and distribution channels. As of the date of this Annual Report on Form 10-K, our ability to launch products is further constrained by the expiration of three of our four Unilever license agreements. Our sole remaining license agreement, covering the Knorr brand for 15 specified products, expires on June 30, 2026. There can be no assurance that we will successfully renew this license agreement or enter into replacement license agreements. We may face challenges in renegotiating commercial terms with key retailers and vendors, particularly if they have filled gaps left by pause in product sales. We may also face delays, operational challenges, or unexpected costs in relaunching our product sales.

In addition, our competitors may have captured market share during our period of sales inactivity, making it more difficult for us to regain market share. If we are unable to successfully re-enter the market, re-engage effectively with our customers and vendors, rebuild our distribution network, and generate sustainable revenue from our new product offerings, our business, financial condition, and results of operations could be materially adversely affected.

The categories in which we participate are very competitive, and if we are not able to compete effectively, our results of operations could be adversely affected.

The food industry categories in which we participate, which correspond mainly to rice, beans, corn, pasta, potatoes and cassava which make up a significant part of Brazilian individuals’ basic food, are very competitive. Our principal competitors in these categories are manufacturers, as well as retailers with their own branded and private label products. Competitors also market and sell their products through the same distribution channels as we do, including brick-and-mortar stores and e-commerce. Some of our principal competitors have substantial financial, marketing, and other resources. In most product categories, we compete not only with other widely advertised branded products, but also with regional brands and with generic and private label products that are generally sold at lower prices. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, convenient ordering and delivery to the consumer, and the ability to identify and satisfy consumer preferences. If our large competitors were to seek an advantage through pricing or promotional changes, we could choose to do the same, which could adversely affect our margins and profitability. If we choose not do the same, our revenues and market share could be adversely affected. Our market share and revenue growth could also be adversely impacted if we are not successful in introducing innovative products in response to changing consumer demands or to new product introductions by our competitors. If we are unable to build and sustain brand loyalty offering recognizably superior product quality, we may be unable to maintain premium pricing over generic and private label products.

In addition, our future success and earnings growth depend in part on our ability to be efficient in providing our products in highly competitive markets. Gaining additional efficiencies may become more difficult over time. Our failure to reduce costs through productivity gains or by eliminating redundant costs resulting from acquisitions or divestitures could adversely affect our profitability and weaken our competitive position. Many productivity initiatives involve complex reorganization of manufacturing facilities and production lines. Such manufacturing realignment may result in the interruption of production, which may negatively impact product volume and margins. We periodically engage in restructuring and cost savings initiatives designed to increase our efficiency and reduce expenses. If we are unable to execute these initiatives as planned, we may not realize all or any of the anticipated benefits, which could adversely affect our business and results of operations.

We may be unable to maintain our profit margins in the face of a consolidating retail environment.

There has been significant consolidation in the grocery industry, resulting in customers with increased purchasing power. In addition, large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased payment deadlines and reliance on their own brand name products, increased emphasis on generic and other economy brands, and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation, knowledge of consumers’ needs and product category leadership positions to respond to these demands, our profitability and volume growth could be negatively impacted. In addition, the loss of any large customer (e.g. supermarkets) could adversely affect our sales and profits.

We may be unable to maintain our profit margins in the face of loss of our tax benefits granted by Brazilian government.

Many of our products are included in the basic elements of food consumption in Brazil (cesta básica) and therefore are subject to a special tax treatment that enables us to benefit from certain tax relief that reduces most of our taxation burden (in particular, in relation to consumer taxes). If the Brazilian government reduces or eliminate these benefits, our sales may be negatively impacted and/or prices of our products will have to be increased, which may hinder the ability of poorer people to acquire our products.

We have no agreements with our customers and depend on a few major customers; the loss of any of these customers could have a material adverse effect on our business, financial condition and results of operations.

We currently have no written agreements with any of our customers and our customers are therefore not obligated to purchase any items from us. In addition, a relatively limited number of our customers make up a large portion of our sales.

For the year ended December 31, 2025 we did not generate any revenue, and therefore did not have revenue concentration for that period. As of December 31, 2025, we had no accounts receivable.

For the year ended December 31, 2024, one wholesale customer represented approximately 10.1% of our revenues. As of December 31, 2024, two wholesale customers represented approximately 10.1% and 9.1% of our accounts receivable, net, respectively.

Due to the concentration of revenues from a limited number of customers, if we do not receive the payments from, or if our relationships with said customers become impaired, our revenue, results of operation and financial condition will be negatively impacted.

In addition, we cannot assure that any of our customers in the future will not cease using our products, significantly reduce orders or seek price reductions in the future, and any such event could have a material adverse effect on our revenue, profitability, and results of operations.

Price changes for the commodities we depend on for raw materials, packaging, and energy may adversely affect our profitability.

The principal raw materials that we use are commodities that experience price volatility caused by external conditions such as weather, climate change, product scarcity, limited sources of supply, commodity market fluctuations, currency fluctuations, trade tariffs, pandemics (such as the COVID-19 pandemic), wars (including international sanctions imposed on Russia for its invasion of Ukraine), and changes in governmental agricultural and energy policies and regulations. Commodity prices have become, and may continue to be, more volatile during geopolitical distress. Commodity price changes may result in unexpected increases in raw material, packaging, energy and transportation costs. If we are unable to increase productivity or increase our prices to offset these increased costs, we may experience reduced margins and profitability. We do not hedge against changes in commodity prices, and the risk management procedures that we do use may not always work as intended.

Concerns with the safety and quality of our products could cause consumers to avoid certain products or ingredients.

We could be adversely affected if consumers in our principal markets lose confidence in the safety and quality of certain of our products or ingredients. Adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying our products or cause production and delivery disruptions.

Disruption of our supply chain could adversely affect our business.

Our ability to make, move, and sell products (and maintain certain working capital levels) is critical to our success. Damage or disruption to raw material supplies and products by our suppliers or our distribution capabilities due to weather, climate change, natural disaster, fire, terrorism, cyber-attack, pandemics (such as the COVID-19 pandemic), war, governmental restrictions or mandates, labor shortages, strikes, import/export restrictions, or other factors could impair our ability to manufacture or sell our products. Many of our product lines and raw materials used in our products are manufactured at diverse locations or sourced from multiple suppliers. The failure of third parties on which we rely, including those third parties who supply our ingredients, packaging, capital equipment and other necessary operating materials, contract manufacturers, commercial transport, distributors, contractors, and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, may negatively impact our operations. Our suppliers’ policies and practices can damage our reputation and the quality and safety of our products. Disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our sales, financial condition, and results of operations. Failure to take adequate steps to mitigate the likelihood or potential negative impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location or supplier, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

Additionally, short-term or sustained increases in consumer demand at our retail customers may exceed our production capacity or otherwise strain our supply chain. Our failure to meet the demand for our products could adversely affect our business and results of operations.

We rely heavily on certain vendors, suppliers, logistics suppliers and distributors, which could adversely affect our business.

We rely heavily on certain vendors, suppliers, logistics suppliers and distributors. For the year ended December 31, 2025, 4 vendors accounted for approximately 75%, 15%, 5% and 5% of the Company’s accounts payable, respectively. For the year ended December 31, 2024, 4 vendors accounted for approximately 75%, 15%, 5% and 5% of the Company’s accounts payable, respectively.

Our ability to maintain consistent prices and product quality depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We do not control the businesses of our vendors, suppliers, logistic suppliers and distributors, and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our business. Our reliance on a limited number of vendors increases our risks, because if we experience a significant increase in demand for our products, or if we need to replace an existing vendor, we may not be able to supplement a service or replace a vendor on acceptable terms, which may undermine our ability to deliver products to customers in a timely manner. If any of our vendors, suppliers, logistic suppliers or distributors are unable to fulfill their obligations to meet our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which could materially adversely affect our business, financial condition and results of operations.

If our products become adulterated, misbranded, or mislabeled, we might need to recall those items and may experience product liability claims if consumers are injured.

We may need to recall some of our products if they become adulterated, misbranded, or mislabeled. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of our product for a period of time. We could also suffer losses from a significant product liability judgment against us. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products, which could have an adverse effect on our business results and the value of our brands.

We may be unable to anticipate changes in consumer preferences and trends, which may result in decreased demand for our products.

Our success depends in part on our ability to anticipate the tastes, eating habits, and purchasing behaviors of consumers and to offer products that appeal to their preferences in channels where they shop. Consumer preferences and category-level consumption may change from time to time and can be affected by a number of different trends and other factors. If we fail to anticipate, identify or react to these changes and trends, such as adapting to emerging e-commerce channels, or to introduce new and improved products on a timely basis, we may experience reduced demand for our products, which would in turn cause our revenues and profitability to suffer. Similarly, demand for our products could be affected by consumer concerns regarding the health effects of ingredients in our products such as sodium, trans fats, genetically modified organisms, sugar, processed wheat, or grain-free or legume-rich pet food, or other product ingredients or attributes.

We may be unable to grow our market share or add products that are in faster growing and more profitable categories.

The food industry’s growth potential is constrained by population growth. Our success depends in part on our ability to grow our business faster than populations are growing in the markets that we serve. One way to achieve that growth is to enhance our portfolio by adding innovative new products in faster growing and more profitable categories. Our future results will also depend on our ability to increase market share in our existing product categories. If we do not succeed in developing innovative products for new and existing categories, our growth and profitability could be adversely affected.

Our results may be negatively impacted if consumers do not maintain their favorable perception of our licensed brands.

The value of our licensed brands is based in large part on the degree to which consumers react and respond positively to these brands. Brand value could diminish significantly due to a number of factors, including consumer perception that the brand owner or we have acted in an irresponsible manner, adverse publicity about our products, failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, concerns about food safety, or our products becoming unavailable to consumers. Consumer demand for our products may also be impacted by changes in the level of advertising or promotional support. The use of social and digital media by consumers, us, and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our licensed brands, or our products on social or digital media could seriously damage our reputation. If we do not maintain the favorable consumer perception of our licensed brands, our business results could be negatively impacted.

Our reporting currency is the US dollar but a significant portion of our revenue and costs and expenses are denominated in Brazilian Reais, so that exchange rate movements may affect our financial performance.

We generate revenue and incur costs and expenses in our Brazilian operations in Brazilian reais. The results of our Brazilian operations are translated from reais into US dollars when we prepare our consolidated financial statements. When the US dollar weakens relative to the Brazilian Real, the contribution of our Brazilian operations to our overall results of operations increases as a function of translating our consolidated financial statements from the Brazilian reais to the weakened US dollar. By contrast, when the US dollar strengthens against the Brazilian Real, the contribution of our Brazilian operations tends to decrease, as a function of translating our consolidated financial statements from the Brazilian reais to the stronger US dollar, on the overall result and profitability of the Company. See “Risk Factors — Risks Related to Doing Business in Brazil — Exchange rate instability may have adverse effects on the Brazilian economy, and, as result, us” on page 23 for a discussion of more risks on the exchange rate fluctuation and regulations in Brazil.

The Brazilian currency has historically been subject to significant exchange rate fluctuations in relation to the US dollar and other currencies and has been devalued frequently over the past decades. These exchange rate movements have been attributable to economic conditions in Brazil, Brazilian governmental policies and actions, developments in global foreign exchange markets and other factors. The Brazilian government has in the past implemented various economic plans and used various exchange rate policies to address exchange rate fluctuation and there can be no assurances the government will not take similar actions in the future.

Our reported consolidated results of operations have periodically been affected by the strength of the US dollar relative to the Brazilian Real and further appreciation of the US dollar in future periods could adversely affect our consolidated results of operations in those periods. Disruptions in financial markets may also result in significant changes in foreign exchange rates in relatively short periods of time which further increases the risk of an adverse currency effect. We do not currently use financial derivatives or hedging agreements to manage our currency exposure. In the future, we may choose to use a combination of natural hedging techniques and financial derivatives to protect against foreign currency exchange rate risks. However, such activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations.

An appreciation of the US dollar rate versus the Brazilian Real may have an adverse effect on Brazilian inflation, energy and supply chain costs and therefore may adversely impact our prices, revenues and profitability.

Our products are subject to multiple regulatory requirements and constant scrutiny from government authorities in Brazil, and our inability to meet those requirements may generate losses in the future, which may cause the market price of our shares to decline.

Our facilities and products are subject to many laws and regulations in Brazil, including, among others, regulations related to the production, packaging, labelling, storage, distribution, quality, merchandise and market, and safety of food products and the health and safety of our employees.

Most of our food products are subject to registration with the Brazilian Agriculture Ministry. Changes in regulation by the Ministry may impact our production and operational costs or even create additional burdens that may not necessarily be transferred to prices and therefore may impact our revenues and profitability. Failure to comply with the regulatory requirements set out in the regulations, which includes obtaining the applicable licenses and registrations from the competent agencies, may result in penalties for the Company, including, without limitation, interdiction of the facilities and fines.

Our failure to comply with such laws and regulations could subject us to lawsuits, administrative penalties, and civil remedies, including fines, injunctions, and recalls of our products, as well as sealing off production facilities or create impediments to marketing our products. We advertise our products and could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations. Further, our advertising activities are also subject to sanctions or restrictions imposed by the advertisement self-regulation body, the Conselho Nacional de Autorregulamentação Publicitária, or CONAR, which is a Brazilian non-governmental organization that self-regulates the advertising sector in Brazil.

Changes in laws or regulations that impose additional regulatory requirements on us could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected.

Our activities are subject to environmental regulation, including obtaining and maintaining licenses and authorizations. These regulations may increase our costs, limit our operations or otherwise adversely affect us.

We are subject to various federal, state, local, and foreign environmental laws and regulations. Our failure to comply with environmental laws and regulations, including obtaining and maintaining licenses and authorizations, could subject us to lawsuits, administrative penalties, and civil remedies. We cannot guarantee that (a) our compliance with environmental laws in general, will not exceed our established liabilities or otherwise have an adverse effect on our business and results of operations; or (b) we will timely obtain or renew any such licenses required to operate. Our operations may be adversely affected by a failure to timely obtain or renew any such licenses.

In addition, we may also be subject to direct and indirect, strict and joint and several liability, being obliged to repair environmental damages, regardless of our fault. The liability of companies does not exclude individuals, offenders, principals or accessories, often times extending the liability for these acts to the members of management of these companies, who took part in decisions or omitted themselves, when they could have avoided the resulting losses. We cannot guarantee that our compliance with environmental laws in general, will not exceed our established liabilities or otherwise have an adverse effect on our business and results of operations.

Climate change and other sustainability matters could adversely affect our business.

There is growing concern that carbon dioxide and other greenhouse gases in the earth’s atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. If such climate change has a negative effect on agricultural productivity, we may experience decreased availability and higher pricing for certain commodities that are necessary for our products. Increased frequency or severity of extreme weather could also impair our production capabilities, disrupt our supply chain, impact demand for our products, and increase our insurance and other operating costs. Increasing concern over climate change or other sustainability issues also may adversely impact demand for our products due to changes in consumer preferences or negative consumer reaction to our commitments and actions to address these issues or increase energy or supply chain costs. We may also become subject to additional legal and regulatory requirements relating to climate change or other sustainability issues, including greenhouse gas emission regulations (e.g., carbon taxes), energy policies, sustainability initiatives (e.g., single-use plastic limits), and disclosure obligations. If additional legal and regulatory requirements are enacted and are more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions and improve our energy efficiency and other sustainability goals, or if we chose to take actions to achieve more aggressive goals, we may experience significant increases in our costs of operations.

We are in the process of establishing goals and commitments to reduce our carbon footprint and to develop, sustain and increase our ESG programs. If we fail to achieve or establish these programs aimed toward achieving our carbon emissions reduction goals and commitments, then the resulting negative publicity could harm our reputation and adversely affect demand for our products.

Economic downturns could limit consumer demand for our products.

The willingness of consumers to purchase our products depends in part on local economic conditions. In periods of economic uncertainty, consumers may purchase more generic, private label, and other cheaper brands and may forego certain purchases altogether. In those circumstances, we could experience a reduction in sales of higher margin products or a shift in our product mix to lower margin offerings. In addition, as a result of economic conditions or competitive actions, we may be unable to raise our prices sufficiently to protect margins. Consumers may also reduce the amount of food that they consume. Any of these events could have an adverse effect on our results of operations.

We have a history of net losses and may incur losses in the future

Our operations began in 2020 and throughout our history most of our free cash flow has been used to fund our operations and growth, capital expenditure investments, human resources and other expenses. As a result, we experienced losses of US$173,435 in our fiscal year ended December 31, 2021. We recorded a net profit of US$405,191 for our fiscal year ended December 31, 2022, we recorded a net loss of US$5,839,344 for our fiscal year ended December 31, 2023, we recorded a net loss of US$1,627,82 for our fiscal year ended December 31, 2024, and we recorded a net loss of US$1,092,374 for the year ended December 31, 2025. We anticipate our continued growth and expansion will require further investment, retention of cash and accrual of expenses, additional financing needs and obtaining bank lines of credit, which will adversely impact or even eliminate altogether our profitability.

We may experience higher operating costs, including increases in supplier prices and employee salaries and benefits, which could adversely affect our financial performance.

Our ability to maintain consistent quality throughout our services and products depends, in part, upon our ability to acquire fresh and quality food products, including substantial quantities of beans and flour products, and related items from reliable sources in accordance with our specifications and in sufficient quantities. We do not have long-term pricing agreements with our suppliers for our product purchases and for our purchases of certain other commodities in Brazil. The prices we acquire our products are determined by day-to-day fluctuation of commodities prices. Fluctuation of supplier prices generally results in price changes for the final consumer. If our suppliers do not perform adequately or otherwise fail to distribute supplies to our Company, we may be unable to replace them in a short period of time on acceptable terms. Any inability to so replace suppliers could increase our costs or cause product shortages at our business, which could result in a loss of customers and, consequently, decreased revenue during the time of the product shortage.

If we pay higher prices for food items or other supplies or increase compensation or benefits to our employees, we will sustain an increase in our operating costs. Many factors affect the prices paid for food and other items, including conditions affecting the markets, weather, energy and water supply, changes in demand and inflation. Factors that may affect compensation and benefits paid to our employees include changes in minimum wage, benefits included in collective bargaining agreements and changes in employee benefits laws as discussed below under “Risk Factors — Risk Relating to Our Business and Industry — We could face workplace-related lawsuits and be subject to complex social security and employment laws”.

We could face workplace-related lawsuits and be subject to complex social security and employment laws

Various federal labor laws govern our relationships with our employees and affect operating costs. Our business may be adversely affected by legal or governmental proceedings brought by or on behalf of our employees. Termination of a significant number of employees may disrupt our operations and/or cause temporary increases in our labor costs as we train new employees.

In recent years, a number of companies, including our Company, have been subject to lawsuits and other claims, including lawsuits alleging violations of federal law governing workplace and employment matters such as various forms of discrimination, wrongful termination, harassment and similar matters. A number of these lawsuits and claims against other companies have resulted in various penalties, including the payment of damages by the defendants. In addition, lawsuits by employees or on behalf of employees are common in Brazil after termination of employment and we have been subject to such lawsuits. The Company is currently exposed to a total amount of US$57,738.48 for two (2) of these lawsuits representing the approximate amount claimed by the relevant plaintiffs. Any amount granted by courts can be increased by court fees, attorneys’ fees, social security charges and a gross-up of income taxation. Insurance may not be available at all or in sufficient amounts to cover all liabilities with respect to these matters. Accordingly, we may incur substantial damages and expenses resulting from claims and lawsuits, which would increase our operating costs, decrease funds available for the development of our business and result in charges to our income statements resulting in decreased profitability or net losses. Employee claims against us create legal and financial liability and negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations.

Brazil has specialized courts for labor disputes, which have jurisdiction over any disputes involving a company and their employees. Brazilian labor courts are historically very biased in favor of the employees, and this usually works as an incentive for terminated employees to sue the company in labor courts.

Our Company’s workforce is currently comprised mostly of managerial roles and salesforce personnel. Our Company has limited exposure to outsourcing practices, but the ratio of primary-to-outsourced workforce may change as our Company’s growth continues and is sustained. Moreover, the structure adopted by the Company to engage employees primarily involved in sales may expose the Company to increased labor litigation risks.

The Brazilian workforce market experiences a widespread lack of specialized labor. Our Company may also face certain challenges to increase its workforce due to this situation and therefore may have difficulties in delivering its growth if it suffers from the shortage of specialized employees.

Litigation concerning food quality, health, employee conduct and other issues could require us to incur additional liabilities; we have no product liability insurance.

Companies in our industry have from time to time faced lawsuits alleging that a customer suffered illness, including actions seeking damages resulting from food-borne illness and relating to lack of notices with respect to chemicals contained in food products provided by these companies. Similarly, food tampering, employee hygiene and cleanliness failures or improper employee conduct could lead to product liability or other claims. To date, we are not aware of any lawsuit asserting such a claim or any other claim regarding product safety or integrity and/or consumer claims. However, we are involved in two (2) proceedings initiated by former employees of one of our business partners, in which we are exposed to an aggregate total claimed amount of US$15,996 for the two (2) lawsuits, not including court fees, attorneys’ fees, social security charges and a gross-up of income taxation. We believe that we have been wrongfully associated with these claims and expect that we will not be liable to pay any amounts, although there can be no assurance that the Company is correct in such belief. See “Business — Legal Proceedings”. We do not currently maintain insurance coverage for product liability issues. We cannot assure you that such a lawsuit will not be filed against us, and we cannot guarantee that our internal controls and training will be fully effective in preventing claims and/or how such claims, if and when brought against us, will affect our reputation. Claims for products liability could be substantial and a successful claim for products liability could have a material adverse effect on the Company, its results of operations and liquidity.

We are also subject to various claims arising in the ordinary course of our business, including personal injury claims, contract claims and other matters. Regardless of whether any claims against us are valid or whether we are ultimately held liable, these claims may be expensive to defend and may divert management attention and other resources from our operations and may negatively affect our financial performance. A judgment significantly in excess of our insurance coverage for any claims would materially adversely affect our results of operations and financial condition. In addition, adverse publicity resulting from any such claims may negatively impact our revenue.

We may be subject to intellectual property rights claims and validity challenges by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Third parties may assert claims of infringement of intellectual property rights or initiate invalidity proceedings challenging our licensed intellectual property, against us for which we may be liable or have an indemnification obligation. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from operating our business. We might not have the necessary capital to defend against any potential claims which could adversely affect our business. There can be no assurance that any proprietary intellectual property we may develop and we may file will be granted by the Brazilian Trademark and Patents Office (INPI) and/or foreign patent offices in the future.

Although third parties may offer a license to their intellectual property, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same intellectual property licensed to us. Alternatively, we may be required to develop non-infringing intellectual property, which could require significant effort and expense and ultimately may not be successful. Any of these events could seriously harm our business financial condition and results of operations.

Our future investments to sustain our growth may impact our profitability and such growth may or may not be achieved by the Company, which may cause the market price of our shares to decline.

We intend to make significant investments in our business, including with respect to our employee base, sales and marketing, including but not limited to expenses relating to increased direct marketing efforts, development of new products, services, and features; expansion of office space, data management, data centers and other infrastructure, development of international operations and general administration, including legal, finance, and other compliance expenses related to being a public company. Moreover, in order to maintain our growth ratio and increase in operations and efficiency, a higher level of working capital will have to be employed, retained and sustained by the Company.

If the costs associated with acquiring and supporting new or larger customers materially rise in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our client base could cause us to incur losses, because costs associated with new clients are generally incurred up front, while revenue is recognized thereafter as customers utilize our services. If we are unable to generate adequate revenue growth and manage our expenses, or maintain our working capital needs, our results of operations and operating metrics may fluctuate and we may incur significant losses in the future, which could cause the market price of our shares to decline.

We occasionally invest in developing products or services that we believe will improve our long-term results of operations. However, these improvements often cause us to incur significant up-front costs and may not result in the long-term benefits that we expect, which may materially and adversely affect our business. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated. We cannot assure you that our increased investment in marketing activities will actually result in corresponding revenue growth.

We have a limited operating history with financial results that may not be indicative of future performance, and our revenue growth rate is likely to slow as our business matures.

We began operations in 2020. As a result of our limited operating history, we have limited financial data that can be used to evaluate our current business, and such data may not be indicative of future performance. In particular, we have experienced periods of high revenue growth since we began selling our products and services, and we do expect to be able to maintain the same rate of revenue growth as our business matures. However, estimates of future revenue growth are subject to many risks and uncertainties and our future revenue may be materially lower than projected.

We have encountered, and expect to continue to encounter, risks and difficulties frequently experienced by growing companies, including challenges in financial forecasting accuracy, determining appropriate investments, developing new products and features, maintaining minimum cash and working capital levels, among others. Any evaluation of our business and prospects should be considered in light of our limited operating history, and the risks and uncertainties inherent in investing in early-stage companies.

We may face challenges in expanding into new geographic regions outside of Brazil.

Although currently there are no specific plans for expansion outside of Brazil, the Company may decide in the future to expand its activities to other countries, in particular to Latin America and North America (but also for other regions). The expansion to new jurisdictions may impose additional challenges, costs, regulatory demands, working capital needs and investments, and therefore can affect our revenue and profitability.

Any acquisitions, partnerships or joint ventures that we make or enter into could disrupt our business and harm our financial condition.

Acquisitions, partnerships and joint ventures are part of our growth strategy. We evaluate, and expect in the future to evaluate, potential strategic acquisitions of, and partnerships or joint ventures with, complementary businesses, services or technologies. We may not be successful in identifying viable acquisition, partnership and joint venture targets. In addition, we may not be able to successfully finance or integrate any businesses, services or technologies that we acquire or with which we form a partnership or joint venture, and we may lose customers as a result of any acquisition, partnership or joint venture. Furthermore, the integration of any acquisition, partnership or joint venture may divert management’s time and resources from our core business and disrupt our operations and impact the overall results of the Company. Certain acquisitions, partnerships and joint ventures we make may prevent us from competing for certain clients or in certain lines of business, may lead to a loss of clients and may adversely impact our minimum cash requirements and working capital needs. We may spend time and money on projects that do not increase our revenue. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves, and to the extent the purchase price is paid with our shares, it could be dilutive to our shareholders. To the extent we pay the purchase price with proceeds from the incurrence of debt, it would increase our level of indebtedness and could negatively affect our liquidity and restrict our operations. Our competitors may be willing or able to pay more than us for acquisitions, which may cause us to lose certain acquisitions that we would otherwise desire to complete. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

We are subject to economic and political risk, the business cycles and credit risk of our clients and issuing banks and volatility in the overall level of consumer, business and government spending, which could negatively impact our business, financial condition and results of operations.

The food industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. A sustained deterioration in general economic conditions, including a rise in unemployment rates in Brazil, or increases in interest rates may adversely affect our financial performance by reducing the number of consumers of our products and services. A reduction in the amount of consumer spending could result in a decrease in our revenue and profits.

Our insurance policies may not be sufficient to cover all claims.

Our insurance policies may not adequately cover all risks to which we are exposed. A significant claim not covered by our insurance, in full or in part, may result in significant expenditures by us. Moreover, we may not be able to maintain insurance policies in the future at reasonable costs or on acceptable terms, which may adversely affect our business and the trading price of our shares.

We are subject to costs and risks associated with increased or changing laws and regulations affecting our business, including those relating to the sale of consumer products.

We operate in a complex regulatory and legal environment that exposes us to compliance and litigation risks that could materially affect our results of operations. These laws may change, sometimes significantly, as a result of political, economic or social events, as legislators may be subject to political and social influence/unrest. Some of the federal, state or local laws and regulations in Brazil that affect us include: those relating to consumer products, product liability or consumer protection; those relating to the manner in which we advertise, market or sell products; labor and employment laws, including wage and hour laws; tax or social security laws or interpretations thereof; bank secrecy laws, data protection and privacy laws and regulations; and securities and exchange laws and regulations. There can be no guarantee that we will have sufficient financial resources to comply with any new regulations or successfully compete in the context of a shifting regulatory environment.

These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. Any failure, real or perceived, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other local, state, federal, or international privacy or consumer protection-related laws and regulations could cause sellers or their customers to reduce their use of our products and services and could materially and adversely affect our business.

We depend on our information technology systems, and any failure of these systems could adversely affect our business and subject us to risks associated with non-compliance with the applicable data protection laws.

We are subject to the Brazilian Internet Law (Law No. 12,965/2014) and to Law No. 13,709/18 (“Brazilian Data Protection Law” or “LGPD”) which lays down rules relating to the processing of personal data in Brazil. Failure by us to comply with the LGPD and any additional privacy laws or regulations enacted or approved in Brazil or in other jurisdictions in which we operate could adversely affect our business, financial condition or results. The LGPD regulates practices related to the processing of personal data and establishes the principles to be observed by all sectors of the economy in the processing of personal data, regardless of how personal data is collected (electronic or physical environment). Failure to comply with any provisions provided for in that law may expose us to the following risks: (i) legal proceedings or administrative procedures filed by competent, individual or collective bodies preferring damages resulted from violations, based not only on the LGPD, but on sparse and sectoral legislation on data protection still in force; (ii) the application of penalties provided for in LGPD; and (iii) the application of penalties provided for in sparse legislation, such as the Consumer Protection Code and Internet Law, by some consumer protection agencies, since they have already applied penalties in the past, especially in cases of security breaches that result in unauthorized access to personal data. If we fail to comply with its obligations under the LGPD, we may be liable for individual or collective damages it may cause and may be subject to the administrative sanctions of warning, obligation to disclose the incident, temporary blocking and/or exclusion of personal data and fine of up to 2% (two percent) of the company, group or conglomerate in Brazil in its last fiscal year, excluding taxes, up to the total amount of R$50 million for infringement.

The Company currently handles limited amounts of customers’ personal data, and the information that we have access to is mostly public and available in general to other parties. However, the Company is yet to establish policies for data processing to fully comply with the requirements of the LGPD.

The servers of the Company, in which such information is stored, may be subject to attacks and the Company is implementing safeguards to ensure that no third-party information or management/Company proprietary information is exposed.

We are subject to regulatory activity and antitrust litigation under competition laws.

We are subject to scrutiny from governmental agencies under competition laws in Brazil. Brazilian legislation also provides private rights of action for competitors or consumers to assert claims of anticompetitive conduct. Other companies or governmental agencies may allege that our actions violate antitrust or competition laws, or otherwise constitute unfair competition. Contractual agreements with buyers, sellers, or other companies could give rise to regulatory action or antitrust investigations or litigation. Also, our trade market practices, albeit within market standards, could give rise to regulatory action or antitrust investigations or litigation. Some regulators may perceive our business to have such significant market power such that otherwise uncontroversial business practices could be deemed anticompetitive. Any such claims and investigations, even if they are unfounded, may be expensive to defend, involve negative publicity and substantial diversion of management time and effort, and could result in significant judgments against us.

Changes in tax laws, tax incentives, the termination of existing tax benefits or differing interpretations of tax laws may adversely affect our results of operations.

Brazilian tax and social security are highly complex and subject to various interpretation, especially considering that taxation is imposed at the Federal, State and Municipal levels, in which city the Company operates.

Changes in tax laws, regulations, related interpretations and tax accounting standards in Brazil, may result in a higher overall tax rate on our earnings and revenues, assets or profits, which may significantly reduce our net profits and cash flows. For example, in 2015 the Brazilian government increased the rate of PIS (social integration program)/COFINS (contribution for the financing of social security) tax (which is a tax levied on revenues) from 0% to approximately 4% on financial income realized by Brazilian companies that are taxed under the non-cumulative regime. Most of our products are subject to tax exemptions and therefore to an overall tax rate of 0%. However, whenever we provide logistics services, such services (and the resulting revenues and profits) are subject to regular taxation applicable under Brazilian law.

In addition, our results of operations and financial condition may decline if certain tax incentives are cancelled by the Brazilian government and/or if the Brazilian government creates additional taxes or charges. If the taxes applicable to our business increase or any tax benefits are revoked and we cannot alter our cost/pricing structures to pass our tax increases on to customers through price increase in our products, our financial condition, results of operations and cash flows could be seriously harmed.

As the Company operates in several states in Brazil, we are subject to the State Tax on the Circulation of Merchandise (ICMS), and each state has its own legislation, regulations, benefits and reliefs, that may be applicable to us and/or to our competitors. If a competitor is entitled to a certain tax benefit that is not similarly extended to us, we may be less competitive and lose market share, as our prices or profitability may be hindered. See “Risk Factors — Risks Related to Our Business and Industry — We may be unable to maintain our profit margins in the face of loss of our tax benefits granted by Brazilian government” on page 8 for a discussion of the risks pertaining to the tax benefits that the Company is entitled to.

On January 16, 2025, the Brazilian government passed Supplementary Law No. 214, which regulates the consumer tax reform bill (PEC 45/2019) passed by the Brazilian national congress (“Brazilian Congress”) on December 15, 2023, to simplify the Brazilian tax framework. Supplementary Law No. 214/2025 creates a dual value-added tax, or VAT, system, which includes the State Tax on Goods and Services (Imposto sobre Bens e Serviços, or IBS) and the federal Contribution on Goods and Services (Contribuição sobre Bens e Serviços, or CBS), replacing five taxes, including the ICMS, the federal Social Integration Program (Programa de Integração Social) or PIS, and Contribution for Social Security Funding (Contribuição para o Financiamento da Seguridade Social, or COFINS) taxes. Tax collection on the new VAT taxes will be a tax on consumption (rather than a tax on production, as in the prior system). Under Supplementary Law No. 214/2025, the new dual VAT system will be implemented within a 7-year transition period beginning with a testing period in 2026 and ending with the full adoption of the new system in 2033. Different IBS and CBS rates may apply to specific goods and services listed in the Brazilian Constitution. Although it is still not possible to calculate the actual IBS and CBS rates, Supplementary Law No. 214/2025 sets forth that if the sum of all such rates reaches an amount that is greater than 26.5%, the government shall discuss a new bill of law to reduce such rates so that they are equal to or lower than 26.5%.

Supplementary Law No. 214/2025 also sets forth a new tax (Imposto Seletivo, or IS) to discourage the consumption of goods and services that are harmful to human health and the environment. In the food industry, as of the date of this Annual Report on Form 10-K, only drinks with added sugar are subject to the IS, but future regulatory changes in taxation of food and beverages may be put in place. For example, in 2023 Colombia introduced a tax on products with added sugars, sodium, and saturated fats that exceed specific thresholds, beginning at 10% and set to increase to 15% in 2024 and 20% in 2025. Other tax regimes, such as the research and development tax incentive program (Lei do Bem) and the deduction of interest on shareholders’ equity, may be revoked to increase the government’s revenues in light of a possible reduction in the income tax rate.

The effects of the tax reform measures and any other changes that could result from the enactment of new and additional tax regulations have not been, and cannot be, quantified yet. We cannot guarantee that the IBS and CBS rates will not be higher than the levies currently applied to our business, that the Brazilian government will not impose penalty taxes to certain of our raw materials, or that the new tax regulations to be passed by the Brazilian Congress will not have a material adverse effect on our business, financial condition, results of operation and prospects.

Distribution of dividends is currently exempted from income tax in Brazil, but there are several legislative initiatives to impose taxation on dividends. If the Brazilian Congress approves legislation to that effect, the amount of revenues received by us from our Brazilian subsidiaries will be reduced.

Furthermore, we are subject to tax laws and regulations that may be interpreted differently by tax authorities and us. The application of indirect taxes, such as sales and use tax, value-added tax, or VAT, provincial taxes, goods and services tax, business tax and gross receipt tax, to businesses like ours is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business. One or more states, or Municipalities, the federal government or other countries may seek to challenge the taxation or procedures applied to our transactions imposing the charge of taxes or additional reporting, record-keeping or indirect tax collection obligations on businesses like ours. New taxes could also require us to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance and audit requirements could have a material adverse effect on our business and financial results.

The costs and effects of pending and future litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, financial position and results of operations.

We are, and may be in the future, party to legal, arbitration and administrative investigations, inspections and proceedings arising in the ordinary course of our business or from extraordinary corporate, tax or regulatory events, involving our clients, suppliers, customers, as well as competition, government agencies, tax and environmental authorities, particularly with respect to civil, tax and labor claims. Litigation in Brazil may be very time-consuming and cost inefficient. Our insurance indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Should the ultimate judgments or settlements in any pending litigation or future litigation or investigation significantly exceed our indemnity rights, they could have a material adverse effect on our business, financial condition and results of operations and the price of our shares. Further, even if we adequately address issues raised by an inspection conducted by an agency or successfully defend our case in an administrative proceeding or court action, we may have to set aside significant financial and management resources to settle issues raised by such proceedings or to those lawsuits or claims, which could adversely affect our business.

If we lose key personnel our business, financial condition and results of operations may be adversely affected.

We are dependent upon the ability and experience of a number of key personnel who have substantial experience with our operations and the markets in which we carry our business. Many of our key personnel were recruited by us specifically due to their industry experience. It is possible that the loss of the services of one or a combination of our senior executives or key managers, including our chief executive officer, could have a material adverse effect on our business, financial condition and results of operations.

Our operations may be adversely affected by a failure to timely obtain or renew any licenses required to operate our hubs.

The operation of the hubs and properties we occupy or may come to occupy are subject to certain license and certification requirements under applicable law, including operation and use licenses (alvará de licença de uso e funcionamento) from the municipalities in which we operate and certificates of inspection from applicable local fire departments and health and sanitation authorities. Our operations may be adversely affected by a failure to timely obtain or renew any such licenses required to operate our hubs. In addition, we cannot assure you that we will obtain such licenses in a timely manner for the opening of new hubs.

If we are unable to renew or obtain such licenses, we may be subject to certain penalties, which include the imposition of fines and the suspension or termination of our operations at the respective hub. The imposition of such penalties, or, in extreme scenarios, the sealing off of the premises by relevant public authorities pending compliance with all the requirements demanded by the municipalities and fire departments, may adversely affect our operations and our ability to generate revenues at the relevant location.

We are subject to anti-corruption, anti-bribery and anti-money laundering laws and regulations.

We operate in jurisdictions that have a high risk for corruption and we are subject to anti-corruption, anti-bribery and anti-money laundering laws and regulations, including the Brazilian Federal Law No. 12,846/2013, or the Clean Company Act, and the United States Foreign Corrupt Practices Act of 1977, as amended, or the FCPA. Both the Clean Company Act and the FCPA impose liability against companies who engage in bribery of government officials, either directly or through intermediaries. Moreover, Brazil is a signatory to the Convention on Combating Bribery of Foreign Public Officials in International Business Transactions of the Organization of Economic Cooperation and Development (OECD). We are yet to implement a comprehensive compliance program that is designed to manage the risks of doing business in light of these new and existing legal and regulatory requirements. Violations of the anti-corruption, anti-bribery and anti-money laundering laws and regulations could result in criminal liability, administrative and civil lawsuits, significant fines and penalties, forfeiture of significant assets, as well as reputational harm.

Regulators may increase enforcement of these obligations, which may require us to make adjustments to our compliance program, including the procedures we use to verify the identity of our customers and to monitor our transactions. Costs associated with fines or enforcement actions, changes in compliance requirements, or limitations on our ability to grow could harm our business, and any new requirements or changes to existing requirements could impose significant costs.

Any determination that we have violated the anti-corruption laws mentioned above could subject us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our shares.

Requirements associated with being a public company in the United States will require significant Company resources and management attention.

Upon completion of our initial public offering, we expect to incur costs associated with corporate governance requirements that will become applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Exchange Act, as well as the rules of the Nasdaq. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time-consuming. We also expect these rules and regulations to make it more expensive for us to obtain and maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers. Accordingly, increases in costs incurred as a result of becoming a publicly traded company may materially and adversely affect our business, financial condition and results of operations.

If we fail to establish and maintain effective internal controls, our ability to produce accurate financial statements and other disclosures on a timely basis could be impaired.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our principal executive and financial officers.

We are also continuing to expand our internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, external audits and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC.

Our management team has identified no material weaknesses in our disclosure controls and procedures. Despite no material weaknesses being identified, and while the Company’s management team makes continuous efforts to reduce the likelihood of occurrence of any material weaknesses in the future, there can be no assurance that it will be successful. To that end, the Company has invested in (i) advanced systems and software controls; and (ii) adding and expanding its teams with qualified and experienced personnel, to ensure security, information speed, information quality and governance. Recent investments have consisted of the upgrade of our ERP system (SAP was implemented in the first quarter of 2023) and new warehouse management system (WMS) and transportation management systems (TMS) were implemented in the third quarter of 2024.

We are dependent on retail partners for a significant portion of our sales.

We derive significant revenue from our network of international retail partners, consisting of large retail traders, supermarkets and other retailers, among others. A decision by any of our major retail partners, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us, or to change their manner of doing business with us, could substantially reduce our revenue and have a material adverse effect on our profitability. In addition, store closings by our retail partners shrink the number of doors carrying our products, while the remaining stores may purchase a smaller amount of our products and/or may reduce the retail floor space designated for our products. If any disputes with our retail partners arose, if we were to lose any of our key retail partners or if any of our key retail partners consolidate and/or gain greater market power, our business, results of operations and financial condition may be materially adversely affected. In addition, we may be similarly adversely impacted if any of our key retail partners experience any operational difficulties or generate less traffic.

Certain of our retail partners may from time to time experience financial difficulties, including bankruptcy or insolvency. If our retail partners suffer significant financial difficulty, they may reduce their orders from us or stop purchasing from us and/or be unable to pay the amounts due to us timely or at all, which could have a material adverse effect on our ability to collect on receivables and our results of operations. It is possible that retail partners may contest their contractual obligations to us under bankruptcy laws or otherwise. Further, we may have to negotiate significant discounts and/or extended financing terms with these retail partners in such a situation. If we are unable to collect upon our accounts receivable as they come due in an efficient and timely manner, our business, results of operations and financial condition may be materially adversely affected. In addition, product sales are dependent in part on high-quality merchandising and an appealing retail environment to attract consumers, which requires continuing investments by retailers. Retailers that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products. Consolidations among our retail partners would concentrate our credit risk with a relatively small number of retailers, and, if any of these retailers were to experience a shortage of liquidity or consumer behavior shifts away from traditional retail, it would increase the risk that their outstanding payables to us may not be paid. In addition, increasing market share concentration among one or a few retailers in a particular region increases the risk that if any one of them substantially reduces their purchases of our products, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales and revenue.

We are dependent on certain third-party suppliers and contract manufacturers.

We purchase ingredients, packaging and other materials from third-party suppliers and, in certain cases, we engage contract manufacturers to produce and/or package our products. We purchase raw materials from manufacturers and distributors globally. As is customary in our industry, we generally do not have long-term contracts or even written agreements with our suppliers. Instead, we often enter into short term contracts (and/or one-time deals) for raw materials at fixed prices to provide us with time to address price increases and mitigate impact on our margins and in other cases we may buy at spot prices. These one-time deals for purchases, are purchases occurring through a broker or through our purchase team acquiring the product directly from a farmer. These one-time deal purchases are documented by purchase orders generated within our systems and by invoices issued by the vendor. We may not be able to negotiate such contracts or deals on acceptable terms, if at all. For our business to be successful, our suppliers and contract manufacturers must provide us with quality products in substantial quantities, in compliance with regulatory requirements, at acceptable costs and on a timely basis. Our ability to obtain a sufficient selection or volume of merchandise on a timely basis at competitive prices could suffer as a result of any deterioration or change in our supplier or contract manufacturer relationships, quality, manufacturing or other regulatory issues, or events that adversely affect our suppliers or contract manufacturers.

There can be no assurance we will be able to detect, prevent or fix all defects that may affect raw materials from our suppliers or products or components of products manufactured by our contract manufacturers. Failure to detect, prevent or fix defects, or the occurrence of real or perceived quality or safety problems or material defects in such raw materials, components of products or finished products could result in a variety of consequences, including a greater number of product returns than expected from consumers and our retail partners, litigation, class-actions, complaints, regulatory investigations and enforcement actions, product recalls and withdrawals and credit, warranty or other claims, among others, which could expose us to liability and harm our results of operations and financial condition. Such problems could negatively impact consumer confidence in our products and hurt our brand image, which is critical to maintaining and expanding our business.

Material increases in the price of, or availability constraints on or interruptions in the supply of, raw materials and/or disruption in the operations of our suppliers or contract manufacturers for any reason, such as changes in economic and political conditions, tariffs, trade disputes, regulatory requirements, import restrictions, loss of certifications, power interruptions, transportation delays, shipment issues, quality, manufacturing or other regulatory issues, natural or man-made disasters, inclement weather conditions, war, acts of terrorism, outbreak of viruses, widespread illness, infectious diseases, contagions and the occurrence of unforeseen epidemics (including the COVID-19 pandemic and its potential impact on our financial results) and other unforeseen or catastrophic events, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Also, currency fluctuations, including the decline in the value of the Brazilian Real, could result in higher costs for raw materials purchased abroad. Our suppliers or contract manufacturers may be forced to reduce or cease their production, undertake corrective and preventive actions, shut down their operations or file for bankruptcy due to financial instability, difficulties or problems associated with their business. Our suppliers may consolidate, increasing their market power. Our business is dependent upon the ability of our suppliers and contract manufacturers to locate, train, employ and retain adequate personnel. Our suppliers and contract manufacturers may increase their pricing if their raw materials become more expensive, and may pass the increase in sourcing costs to us through price increases, thereby impacting our margins. Material changes in the pricing practices of our suppliers and contract manufacturers could negatively impact our profitability. Additionally, our business could be adversely affected if any of these third parties fail to comply with governmental regulations applicable to the safety, quality or manufacturing of our products and/or government authorities impose certain restrictions or additional requirements onto their business. If we experience significant increases in demand for our products, we and our suppliers and contract manufacturers may not be able to obtain in a timely manner the raw materials, equipment or packaging materials required to manufacture our products and allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner or meet our safety and quality standards.

If any of our suppliers or contract manufacturers fail to make timely shipments, do not meet our safety and quality standards or otherwise fail to deliver us product in accordance with our plans, there could be a material adverse effect on our results of operations. If our significant suppliers or contract manufacturers were to fail to meet our supply, safety or quality requirements, sever their relationship with us or significantly alter the terms of our relationship, including due to changes in applicable trade policies, we may not be able to obtain replacement materials or products in a timely manner or on favorable terms or at all. Even if we are able to expand existing or find new manufacturing or sources of materials, we may encounter delays in production and added costs as a result of the time it takes to train suppliers in our methods, products, quality control standards and labor, health and safety standards. The occurrence of one or more of these events could impact our ability to get products to our consumers and retail partners, result in disruptions to our operations, increase our costs and decrease our profitability.

In addition, regulatory requirements could pose barriers to the manufacture of our products. In general terms, our products are required to be manufactured in compliance with the regulations of the Brazilian Ministry of Agriculture, the local municipalities and fire departments, Federal, state or local environmental authorities, sanitary authorities and the Brazilian Consumer Law (Brazilian Federal Law no. 8,078), among others. As a result, the facilities used by us or any of our current or future third-party manufacturers must be compliant with such regulations. In addition, the negligent actions of our third-party manufacturers that result in environmental damage may expose us to the risk of joint and several liability to remediate such environmental damages caused exclusively by third parties directly related to our activities. In that case, we could adversely affected. If our third-party manufacturers cannot successfully manufacture material, components, and products that conform to our specifications and the strict regulatory requirements of the above mentioned authorities and/or any applicable foreign regulatory authority, our products may be deemed noncompliant, and we could face recalls or enforcement actions. If we need to find alternative manufacturing facilities, we could be subject to disruptions in supply, which could negatively impact our sales.

We are subject to third-party transportation and logistics risks, and we rely on a limited number of available third-party suppliers to deliver our products.

We depend on fast and efficient transportation and logistics services to, among other things, deliver and distribute our products. Any prolonged disruption of these services may have a material adverse impact on our business, financial condition and results of operations. For example, on May 21, 2018, a national truckers’ strike commenced in Brazil regarding increases in fuel prices. The strike materially disrupted the supply chain of various industries across the country. There can be no assurance that the truckers will not seek to engage in any future strikes if, for instance, there is a steep rise of fuel prices and the Brazilian federal government or any other party involved is unable to meet the demands of the truckers in a satisfactory manner. Any such strike could adversely affect our supply chain or the operation of our production facilities. In addition, a significant increase in fuel prices and transportation service rates as well as any other reduction in the reliability or availability of transportation or logistics services, including as a result of, among other things, flooding, warehouse fires, global shipping container shortages, or labor strikes, could adversely affect our ability to satisfy our supply chain requirements and deliver our products to our customers in a commercially viable manner. Any such disruption to the transportation or logistics services that we depend on could have a material adverse impact on our results of operations and financial condition.

On June 30, 2023, the Brazilian Federal Supreme Court, or STF, rendered null and void certain parts of Law No. 13,103/2015, or the Truck Driver’s Law, relating to working hours and daily and weekly resting periods. This decision has increased truck drivers’ hiring costs and as a result it may cause a raise in freight costs, which will require additional fleet to support our operations and have an adverse impact in transportation productivity and in our operating results.

Our holding company structure makes us dependent on the operations of our subsidiaries.

Our material assets are our direct and indirect equity interests in our subsidiaries. We are, therefore, dependent upon payments, dividends and distributions from our subsidiaries for funds to pay our holding company’s operating and other expenses and to pay future cash dividends or distributions, if any, to holders of our shares, and we may have tax costs in connection with any dividend or distribution. Furthermore, exchange rate fluctuation will affect the U.S. dollar value of any distributions our subsidiaries make with respect to our equity interests in those subsidiaries.

Dividend distribution out of Brazilian companies is currently exempted from income tax in Brazil, and new legislation may come to terminate such exemption.

US tax rules may impose certain restrictions or additional burdens on taxable gains and income accrued by our foreign subsidiaries Boni Logistica Ltda. and BR Brands S.A. (formerly BR Brands Ltda.).

We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs.

We have funded our operations since inception primarily through equity financing, bank credit facilities, and financing arrangements. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, refinancing needs, challenges, acquisitions, or unforeseen circumstances or contingent or materialized liabilities and may decide to engage in equity or debt financings or enter into credit facilities for other reasons, and we may not be able to secure any such additional debt or equity financing or refinancing on favorable terms, in a timely manner, or at all. Any debt financing obtained by us in the future could also include restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Our future credit facilities will likely contain restrictive covenants, including customary limitations on the incurrence of certain indebtedness and liens. Our ability to comply with these covenants, if any, may be affected by events beyond our control, and breaches of these covenants could result in a default under our credit facilities and any future financing agreements into which we may enter. If not waived, defaults could cause our outstanding indebtedness under our credit facilities and any future financing agreements that we may enter into under these terms to become immediately due and payable. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

As a general rule, in our operations we have to pay our suppliers within 7 days after delivery of our products and we receive payment from our clients within 65 days after we sell our products. As a result, we have significant working capital needs that we may or may not sustain throughout any given fiscal year. Moreover, these needs may be increased in case suppliers reduce their payment deadlines or if customers increase theirs.

Implementing our growth strategy, including new investment products and business initiatives, may be unsuccessful.

We may be subject to a number of risks and uncertainties associated with our growth strategy, including the risk that new business initiatives will not contribute towards achieving our objectives or that we will not execute such new initiatives successfully. New initiatives may also be difficult to launch, for instance where we do not have a proven track record within the area of the new initiative, or may not reach the set goals and expectations following launch. New brands may not be well perceived by consumers. Given our diverse offering of products and services, these initiatives could increase our costs and expose us to new market risks and legal and regulatory requirements and could expose us to greater reputation and litigation risk. Implementing our growth strategy may also entail significant difficulties and costs, including the logistical and overhead costs of opening and expanding offices, the cost of recruiting, training and retaining a higher number of investment advisory professionals and higher costs arising from exposure to additional jurisdictions (including the laws, rules and regulations thereof) and activities. New initiatives and expanding our business, including to open new offices or develop new product offerings, could also divert significant time and attention of our senior management in the development of such new initiatives to the detriment of our existing business. Furthermore, we may be directly exposed to new business risks or be subjected to enhanced exposure to existing risks if business initiatives are financed with our own capital.

Misconduct of our employees, suppliers, consultants or subcontractors could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

Our employees, suppliers, consultants and subcontractors could engage in misconduct that adversely affects our business and reputation. We are subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. The violation of these obligations and standards by any of our employees, suppliers, consultants and subcontractors would adversely affect our clients and us. If our employees, consultants and subcontractors were to improperly use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships. Detecting or deterring employee misconduct is not always possible, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one of our employees, consultants and subcontractors were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected.

Risks Related to Doing Business in Brazil

The Brazilian federal government has exercised, and continues to exercise, significant influence over the Brazilian economy. This involvement, as well as Brazil’s political and economic conditions, could harm us and the price of our shares.

The Brazilian federal government frequently exercises significant influence over the Brazilian economy and occasionally makes significant changes in policy and regulations. The Brazilian government’s actions to control inflation, foster GDP growth and other policies and regulations have often involved, among other measures, increases or decreases in interest rates, changes in fiscal policies, wage and price controls, foreign exchange rate controls, blocking access to bank accounts, currency devaluations, capital controls and import restrictions. We have no control over and cannot predict what measures or policies the Brazilian government may take in the future. We and the market price of our securities may be harmed by changes in Brazilian government policies, as well as general economic factors, including, without limitation:

•	growth or downturn of the Brazilian economy;
•	interest rates and monetary policies;
•	exchange rates and currency fluctuations;
•	inflation;
•	liquidity in Brazilian financial and capital market;
•	import and export controls;
•	exchange controls and restrictions on remittances abroad;
•	modifications to laws and regulations according to political, social and economic interests;
•	fiscal policy and changes in tax laws;
•	economic, political and social instability;
•	labor and social security regulations;
•	energy and water shortages and rationing; and
•	other political, diplomatic, social and economic developments in or affecting Brazil.

Uncertainty over whether the Brazilian federal government will implement changes in policy or regulation affecting these or other factors in the future may affect economic performance and contribute to economic uncertainty in Brazil, which may have an adverse effect on us and our shares.

Political instability and economic uncertainty in Brazil may adversely affect us.

Brazil’s political environment has historically affected, and continues to affect, the performance of the country’s economy and, consequently, the confidence of investors and the general public. As a result, historically, a political crisis may cause an economic deceleration and heightened volatility in the securities issued by companies with operations in Brazil.

The Brazilian markets experienced an increase in volatility due to the uncertainties arising from several ongoing investigations into money laundering and corruption charges conducted by the Brazilian Federal Police and the Federal Public Prosecutor’s Office. These investigations have had a negative impact on the country’s economy and political environment. We have no control over and cannot predict whether such investigations or allegations will lead to further political and economic instability or whether new allegations against government officials and/or executives of private companies will arise in the future, adversely affecting us. In recent years, the Brazilian political environment has experienced intense instability as a result of, among other factors, successive significant corruption scandals, political crises and institutional conflicts among the branches of government, all of which have adversely affected the Brazilian economy.

Furthermore, any difficulty by the federal government in reaching a majority in the national congress could result in impasse in Congress, political unrest and massive demonstrations and/or strikes that could adversely affect our operations. Uncertainties regarding the implementation, by the current government, of changes relating to monetary, fiscal and social security policies, as well as the relevant legislation, may contribute to economic instability.

The result of the presidential election, with a change of Federal Government from January 2023, as well as the elections for members of the Legislative branch, causes uncertainty in relation to the monetary and fiscal policies of the new government of Luiz Inácio Lula da Silva, which may differ significantly from those adopted by the previous government.

In addition, the Minister of Economy, Mr. Fernando Haddad, has a critical view on tax incentives to certain economic sectors and had suggested cutting some of these incentives. In November 2024, responding to increasing pressures on the government to reduce its spending, Minister Haddad announced a package of policies including the government’s intention to prohibit the granting, increase or extension of tax incentives whenever the federal government records a primary deficit. This package was, however, seen as insufficient by the market and as a result the government is under current pressure to adopt additional measures to cut its spendings and increase revenue, which will likely impact the productive sector. We cannot guarantee that these or similar policies will not have a negative impact in our business in the future. In 2025, we expect an increase in tax collection and in the medium term an increase in government spending.

Political and economic uncertainty and any new policies or changes to current policies could have a material adverse effect on our business, results of operations, financial condition and prospects. Uncertainty as to whether the Brazilian government will implement significant reforms in public policy in the future may contribute to economic uncertainty in Brazil and to heightened volatility in the Brazilian markets and the securities issued by Brazilian companies. These factors may be further aggravated by the government’s need to deliver on its campaign promises and to create political alliances in order to strengthen its position in the upcoming 2026 elections, which we expect to be as polarized as the 2022 elections. As a result, there may be high volatility in the domestic financial markets in the short to medium term, and economic recovery in the long term may be hindered. Accordingly, improvements in the labor market and income growth may be limited, which could have an adverse effect on our operations and financial results. Worsening political and economic conditions in Brazil may increase production and supply chain costs and adversely affect our business, results of operations and financial condition.

Inflation and certain measures by the Brazilian government to curb inflation may adversely affect us.

Brazil has historically faced high rates of inflation. Such inflation added to certain measures taken by the Brazilian government in an attempt to curb inflation have, historically, adversely affected the Brazilian economy.

In accordance to the National Consumer Price Index (Índice Nacional de Preços ao Consumidor Amplo — IPCA), which is published by the Instituto Brasileiro de Geografia e Estatistica (Brazilian Institute of Geography and Statistics, IBGE), Brazilian inflation rates were 4.26%, 4.83%, 4,62%, 5.79%, 10.06%, and 4.52% in 2025, 2024, 2023, 2022, 2021 and 2020, respectively.

In an attempt to curb the inflation, Brazil’s government has historically taken certain intervening measures and policies, which include the maintenance of a restrictive monetary policy with high interest rates that restricted credit availability and reduced economic growth, causing volatility in interest rates, and may introduce policies that could harm our business and the price of our shares.

In 2021, the Brazilian Central Bank (Banco Central do Brasil, “BACEN”) began increasing the country’s base interest rates in an attempt to curb increasing inflation rates due to, among other factors, the COVID-19 pandemic. The Company sells products with payment terms of up to 65 days after delivery to our customers. As a result, the cost of capital to finance our operations and working capital has become more costly to the Company. To avoid leveraging for operating cash flow with high interest rates using Brazilian finance institutions, the Company has decided to shift its financing needs to U.S. finance institutions, to continue its expansion plan and mitigate the high cost of capital in Brazil.

BACEN’s monetary policy decisions, particularly the adjustments to the Brazilian basic interest rate (“Selic rate”), have a direct effect on our borrowing costs and working capital. In May 2024, BACEN reduced the Selic rate to 10.50%, from a 13.25% interest rate set in August 2023, increasing market liquidity and alleviating the cost of our debts and working capital. Our borrowing and sale of receivables costs increased in 2023 because of high inflation and high interest rates, adversely affecting cash generation and causing a negative impact on our results of operations for 2023. Brazil’s economic scenario coupled with government incentives to accelerate economic growth and job creation have consequently increased inflation. In order to address inflation, the government raised the Selic rate to 12.25% in December 2024. During the 2025 fiscal year, BACEN made a number of increases in the Selic rate, in an effort to contain the rise in the price of domestic products, with its most recent Selic rate increase to 15.00% occurring in June 2025. We cannot accurately forecast whether inflation levels will decrease and that the Selic rate will follow a downward trend. We are able to pass on part of the increased cost of working capital to our customers through our product pricing strategy. Thus, an increase of the Selic rate would adversely affect our financial results as the financial cost directly affects our working capital, reducing our cash generation capacity and negatively impacting our financial condition.

If Brazil experiences high inflation and interest rates in the future, we may not be able to adjust the prices we charge our customers in order to offset the effects of inflation on our cost structure, which could increase our costs and reduce our net and operating margins.

Exchange rate instability may have adverse effects on the Brazilian economy, and, as result, us.

The Brazilian currency (Brazilian Real) has been historically volatile and has suffered significant depreciation over the past three decades in relation to U.S. dollar and other foreign currencies. Since 1999, Brazil government adopted, with support of the Central Bank, measures that allowed the Brazilian Real/U.S dollar exchange rate to float freely.

During this period, the Brazilian government has implemented a number of economic plans and exchange rate policies, including sudden devaluations, periodic mini-devaluations (during which the frequency of adjustments has ranged from daily to monthly), exchange controls, dual exchange rate markets and a floating exchange rate system. We cannot assure you these measures will not be taken by the Brazilian government in the future or that we will not be adversely affected by a depreciation or appreciation of the Brazilian Real against the U.S. dollar and other currencies.

The variation of the Brazilian Real against U.S dollar during the past three years corresponds:

(i)	In 2023, the Brazilian Real appreciated by approximately 10% against the U.S. dollar and on Decembr 29, 2023, the Brazilian Real/U.S. dollar exchange rate was R$4.8521 per US$1.00.

(ii)	In 2024, the Brazilian Real depreciated by approximately 27% against the U.S. dollar and on December 31, 2024, the Brazilian Real/U.S. dollar exchange rate was R$6.1840 per US$1.00.

(iii)	In 2025, the Brazilian Real appreciated by approximately 11% against the U.S. dollar and on December 31, 2025, the Brazilian Real/U.S. dollar exchange rate was R$5.4770 per US$1.00.

We cannot assure you that the Brazilian Real will not significantly appreciate or depreciate in relation to the U.S. dollar.

Depreciation of the Brazilian Real may create additional inflationary pressures in Brazil and cause increases in interest rates, which may negatively affect the overall Brazilian economy and, consequently, us, due to decreased consumption and increased costs. We have no control over and cannot predict the Brazilian foreign exchange policy. We may be adversely affected by changes in foreign exchange policies.

In addition, any depreciation of the Brazilian Real against the U.S. dollar would adversely affect the U.S. dollar value of our revenues and any distributions and dividends we make with respect to our shares, which will be made by our subsidiaries in reais.

On the other hand, an appreciation of the Brazilian Real relative to the U.S. dollar and other foreign currencies may deteriorate the Brazilian foreign exchange current accounts. We and certain of our suppliers purchase goods and services from countries outside of Brazil, and thus changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods and services that we purchase.

Depending on the circumstances, either devaluation or appreciation of the Brazilian Real relative to the U.S. dollar and other foreign currencies could restrict the growth of the Brazilian economy, as well as our business, results of operations and profitability.

Risks related to the global economy may affect the perception of risks in other countries, particularly in the United States, China, Europe, Middle East and emerging markets, adversely affecting the Brazilian economy and the market price of Brazilian securities, including ours.

The market value of securities of Brazilian companies or companies with substantial operations in Brazil is affected to varying degrees by geopolitical, economic and market conditions in other countries, including the United States, China, European countries, the Middle East and other Latin American and emerging market countries. Although economic conditions in the United States and European countries may differ significantly from economic conditions in Brazil, investors’ reactions to developments in these countries (such as the United Kingdom’s withdrawal from the European Union, the COVID-19 pandemic, the Russian-Ukraine war, the war in the Gaza strip, and the escalating confrontations between Iran on one side and Israel and the United States on the other) may adversely affect the market value of securities of such companies, including our shares. Moreover, crises or significant developments in other countries and capital markets may diminish investors’ interest in securities of such companies, including our shares, and their trading price, limiting or preventing our access to capital markets and to funds to finance our future operations at acceptable terms.

Additionally, the financial crisis and political instability in the world, including as a result of the effects of the banking crisis in the United States and Europe, the Russian-Ukraine war, the war in the Gaza strip, the escalating confrontations between Iran on one side and Israel and the United States on the other), tensions between the United States and China, the COVID-19 pandemic, or other factors beyond our control may produce a number of effects that directly or indirectly affected the Brazilian capital markets and economy, including fluctuations in the price of securities of listed companies, reduced availability of credit, deterioration of the global economy, fluctuation in exchange rates and inflation, among others, which may adversely affect us. In addition, uncertainty surrounding presidential elections in the United States may adversely affect the Brazilian economy. If economic conditions in Brazil deteriorate due to, among other factors, a downturn in economic activity, depreciation of the real, inflation, or increases in domestic interest rates or increased unemployment rates, a higher percentage of our customers may default, causing a material adverse effect on our business.

As economic problems in emerging market countries or elsewhere adversely affect Brazil, our business and the market price of our securities may also be adversely affected. The decrease in foreign investment in Brazil can negatively affect growth and liquidity in the Brazilian economy, which, in turn, can have a negative impact on our business. The interruption or volatility in global financial markets may further increase the negative effects on the economic and financial scenario in Brazil, which may have a material adverse effect on us.

Any further downgrading of Brazil’s credit rating could reduce the trading price of our shares.

We may be harmed by investors’ perceptions of risks related to Brazil’s sovereign debt credit rating. Rating agencies regularly evaluate Brazil and its sovereign ratings, which are based on a number of factors including macroeconomic trends, fiscal and budgetary conditions, indebtedness metrics and the perspective of changes in any of these factors.

The rating agencies began to review Brazil’s sovereign credit rating in September 2015. Subsequently, the three major rating agencies downgraded Brazil’s investment-grade status:

•

Standard & Poor’s initially downgraded Brazil’s foreign currency credit rating from BBB-negative to BB-positive and subsequently downgraded it again from BB-positive to BB, maintaining its negative outlook, citing a worse credit situation since the first downgrade. On January 11, 2018, Standard & Poor’s further downgraded Brazil’s credit rating from BB to BB-negative, and on December 11, 2019, the agency affirmed the rating at BB- and revised the outlook on Brazil to positive. On April 7, 2020, the rating was reaffirmed as BB- with stable outlook, reflecting uncertainties stemming from the coronavirus pandemic, along with how extraordinary government spending will adversely affect the fiscal performance in 2020. On November 30, 2021 and June 15, 2022, Standard & Poor’s further reaffirmed Brazil’s rating at BB with stable outlook. On June 14, 2023, the agency affirmed the rating at BB- and revised its outlook of Brazil to positive. On December 19, 2023, Standard & Poor upgraded Brazil’s rating to BB with a neutral outlook, citing recent economic reform measures. However, Standard & Poor may downgrade Brazil’s credit rating, if Brazil fails to control its public spending.

•

In December 2015, Moody’s placed Brazil’s Baa3’s issue and bond ratings under review for downgrade and subsequently downgraded the issue and bond ratings to below investment grade, at Ba2 with a negative outlook, citing the prospect of a further deterioration in Brazil’s debt indicators, taking into account the low growth environment and the challenging political scenario. On April 9, 2018, Moody’s revised the outlook to stable, reaffirming the Ba2 rating. In September 2020, Moody’s maintained Brazil’s credit rating at Ba2 and with a stable outlook. In May 2020, Moody’s confirmed Brazil’s long-term foreign currency sovereign credit rating at Ba2 maintaining the stable outlook. On May 25, 2021, April 12, 2022 and October 20, 2023, Moody’s further reaffirmed Brazil’s rating at Ba2 with stable outlook.

•

In February 2018, Fitch downgraded Brazil’s sovereign credit rating from BB-positive to BB-negative, citing, among other reasons, fiscal deficits, the increasing burden of public debt and an inability to implement reforms that would structurally improve Brazil’s public finances. In November 2020, Fitch Ratings affirmed Brazil’s long-term foreign currency sovereign credit rating at BB- with a negative outlook. On December 14, 2021, Fitch further reaffirmed Brazil’s credit rating at BB-negative with a negative outlook. On July 14, 2022, while reaffirming Brazil’s credit rating at BB-negative, Fitch changed its outlook on Brazil’s credit rating to a positive outlook. On July 26, 2023, Fitch upgraded Brazil’s credit rating at BB and changed its outlook on Brazil’s credit rating to a stable outlook.

Brazil’s sovereign credit rating is currently rated below investment grade by the three main credit rating agencies. Consequently, the prices of securities issued by companies with significant Brazilian operations have been negatively affected. A prolongation or worsening of the recent Brazilian recession and continued political uncertainty, among other factors, could lead to further ratings downgrades. Any further downgrade of Brazil’s sovereign credit ratings could heighten investors’ perception of risk and, as a result, cause the trading price of our shares to decline.

Enforcement risks related to civil liabilities due to our subsidiaries and our officers and directors being located in Brazil.

Our operational subsidiaries (BR Brands S.A. (formerly BR Brands Ltda.) and Boni Logística Ltda.) are companies incorporated under the laws of Brazil and part of our directors and executive officers are individuals resident in Brazil. As a result, it may be more difficult to enforce liabilities, rulings and judgments on these individuals and entities in the U.S. Investors who wish to invest in our shares are subject to several limitations in effecting service of process and enforcing civil liabilities in Brazil; especially considering the lack of reciprocity and treaties between Brazil and U.S. for service of process and the reasonable costs that may be incurred in any future litigation against our subsidiaries, directors and officers located in Brazil. Our directors and officers do not have process agents in the U.S.

A final conclusive judgment for civil liabilities rendered by any court in the United States in respect of these individuals and entities would be recognized by Brazilian courts (to the extent they have jurisdiction) without reconsideration of the merits of the original lawsuit, upon recognition by the Brazilian Superior Court of Justice (Superior Tribunal de Justiça). Decisions on interlocutory measures may likewise be enforced in Brazil in accordance with applicable laws. Recognition will occur if the foreign decision (i) complies with all formalities necessary for its enforcement under the laws of the place where it was issued; (ii) is issued by a court of competent jurisdiction or authority within the jurisdiction where it was awarded, after proper service of process on the relevant party (and, if the relevant party is located in Brazil, service of process has been made in accordance with Brazilian law) or the absence of the relevant party is duly certified; (iii) is final and therefore not subject to appeal (res judicata) in the jurisdiction where it was awarded; (iv) is not contrary to Brazilian national sovereignty or public policy or morality or violate human dignity; (v) does not violate a final and unappealable decision issued by a Brazilian court; (vi) does not violate the exclusive jurisdiction of Brazilian courts; and (vii) is duly authenticated by a competent Brazilian consulate or, if the place of signing is a contracting state to the Convention Abolishing the Requirement of Legalization for Foreign Public Documents dated October 5, 1961, apostilled, and be accompanied by a sworn translation thereof into Portuguese, unless an exemption is provided by an international treaty to which Brazil is a signatory.

Notwithstanding the foregoing, we cannot assure that (1) the confirmation of any judgment issued by a foreign court will be obtained, (2) the proceedings described above can be conducted promptly or (3) Brazilian courts will enforce any penalty established by the foreign final judgment in the event the defendant refuses to comply with it.

Risks Related to Our Indebtedness

If we are unable to generate sufficient cash to service all of our indebtedness, we may be forced to take other actions to fund the satisfaction of our obligations under our indebtedness, which may not be successful.

If our cash flow is insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, raise additional debt or equity capital or restructure or refinance our indebtedness. However, we may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Even if new financing were available, it may be on terms that are less attractive to us than our then existing indebtedness or it may not be on terms that are acceptable to us.

If we cannot generate sufficient cash flow to permit us to make scheduled payments on our debt, then we will be in default and holders of that debt could declare all outstanding principal and interest to be due and payable. If our existing indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have implemented processes designed to identify, assess and manage risks related to cybersecurity threats. These processes include internal controls, access management, and the use of third-party service providers for certain technology functions.

To date, we have not identified any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial condition. However, cybersecurity threats are continually evolving, and there can be no assurance that we will not experience such incidents in the future.

Governance

The Company’s Board of Directors is responsible for overseeing the Company’s risk management processes, including risks related to cybersecurity. Management is responsible for the day-to-day identification, assessment and management of such risks. The Company has implemented processes designed to identify and manage cybersecurity risks as part of its overall risk management framework. These processes include oversight by senior management and coordination with third-party service providers, where applicable. While the Company does not maintain a dedicated cybersecurity committee, cybersecurity considerations are incorporated into the Company’s broader operational and risk management processes.

ITEM 2. PROPERTIES

Our principal executive office is located at Rua Doutor Eduardo de Souza Aranha, 387 — Conjunto 151, São Paulo, SP 04543-121, Brazil. The Company utilizes leased facilities for administrative, logisctics coordination and operational support purposes. The Company does not own any real estate. Management believe that our current facilities are adequate for our present operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may be involved in disputes, claims, or legal proceedings arising in the ordinary course of business, including commercial, contractual, employment, or other matters.

As of the date of this Annual Report on Form 10-K, the Company is not a party to any material pending legal proceedings, and, to the Company’s knowledge, no such material proceedings are pending or threatened against the Company us, including by governmental or regulatory authorities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no established public trading market for the Company’s common stock. Although the Company has applied to have its common stock listed on the Nasdaq Capital Market in connection with its contemplated initial public offering, there can be no assurance that such application will be approved or that the Company will complete an initial public offering of its securities. If the Company’s application to list its common stock on the Nasdaq Capital Market is not approved, the Company does not intend to proceed with its initial public offering.

Holders

As of April 15, 2026, there were 19 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain any future earnings to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, tax considerations, legal or contractual restrictions, business prospects, the requirements of current or then-existing debt instruments, general economic conditions and other factors our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We have reserved a total of 815,000 shares of common stock in our 2023 Equity Incentive Plan to fulfill any future grants under the Company’s 2023 Equity Incentive Plan or other future grants by the Company to its employees, officers or directors.

As of the date of this Annual Report on Form 10-K, we have granted to certain director and employees of the Company or its subsidiaries restricted stock units for an aggregate total of 515,000 shares of our common stock.

The following table provides information as of December 31, 2025 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	515,000	N/A	300,000
Total	515,000	N/A	300,000

Recent Sales of Unregistered Securities

The Company has did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The Company has did not purchase any of its equity securities during the fourth quarter of the year ended December 31, 2025.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and the related notes and the other information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and are not guarantees of future performance. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly those under “Risk Factors.” Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.

Overview

BRB Foods Inc. (the “Company”) is a Wyoming-incorporated holding company that indirectly owns two subsidiaries based in Brazil: BR Brands S.A., formerly BR Brands Ltda., (“BR Brands”), a food production company, and Boni Logistica Ltda. (“Boni Logistica”), a logistics and distribution company. The Company operates an integrated platform combining food product development, commercialization and logistics coordination. Our primary mission is to enhance the everyday meals of Brazilian families by offering high-quality food products, while maintaining a commitment to sustainability. We provide a range of products made from grains, cereals and other food categories, supported by operational and quality standards designed to ensure consistency and reliability.

Strategic Growth and Product Expansion

Since launching operations in 2021, the Company has established an operational platform in the Brazilian market. Initial market tests in São Paulo for Knorr-branded products demonstrated commercial viability and supported the Company’s expansion strategy.

In 2022 and 2023, the Company entered into license agreements with Unilever to create and launch up to 61 products under brands including Arisco, Maizena, Knorr and Mãe Terra. As of the date of this Annual Report on Form 10-K, three of these four license agreements have expired: the Arisco agreement expired on December 1, 2025; the Maizena agreement expired on February 28, 2026; and the Mãe Terra agreement expired on March 1, 2026. The Company’s sole remaining license agreement, covering the Knorr brand for 15 specified products, is scheduled to expire on June 30, 2026. There can be no assurance that the Knorr license agreement will be renewed or extended on acceptable terms, if at all. The expiration or non-renewal of the Knorr license agreement would have a material adverse effect on the Company’s business, results of operations and financial condition. See “Risk Factors—Risks Related to Our Business and Industry—Three of our four key intellectual property license agreements have expired as of the date of this Annual Report on Form 10-K, collectively covering 46 of our 61 planned new products, and the failure to renew these agreements would have a materially adverse effect on our business, results of operations and financial condition.” on page 6 of this Annual Report on Form 10-K.

Product Portfolio Expansion:

In 2022 and 2023, the Company entered into license agreements with Unilever to create and launch up to 61 products across categories such as rice, corn, potatoes, pasta, natural sugars, cocoa and cereals. As described above, three of these four license agreements have expired. The Company’s remaining license agreement covers the Knorr brand for 15 specified products and is scheduled to expire on June 30, 2026. We currently expect the 15 products supported under the Knorr license agreement to be launched during 2026, subject to capital availability and completion of our commercialization plan. The Company believes that its expanded portfolio, once fully commercialized, has the potential to support revenue growth and improve operational efficiency; however, there can be no assurance regarding the timing or extent of such commercialization.

Operational Strategy and Logistics:

Our logistics subsidiary, Boni Logística, plays a critical role in our operational platform. The Company operates through 14 strategically located third-party independent distribution centers (“IDCs”) across Brazil, which support its nationwide logistics and distribution capabilities. Leveraging management’s logistics experience, the Company continues to focus on operational efficiency, cost management and supply chain optimization.

During the fiscal year ended December 31, 2023, the Company completed the technical and commercial qualification of 14 IDCs and 16 national suppliers. Building on this foundation, in the second quarter of 2024, the Company made the strategic decision to temporarily pause revenue-generating product sales activities in order to focus on operational readiness and product portfolio development. As a result, net revenue declined to US$40,463 in fiscal year 2024, compared to US$10,054,390 in fiscal year 2023.

During this period, the Company focused on strengthening its operational infrastructure and preparing for future commercialization, including:

•	finalizing technical and commercial development of products under its licensing agreements;

•	completing integration with distribution centers and suppliers;

•	implementing SAP Business One and warehouse and transportation management systems (WMS/TMS);

•	training its commercial team for future product deployment; and

•	maintaining commercial relationships with its existing customer base.

The Company is currently focused on preparing for the commercialization of products supported by its existing licensing agreements. The timing and extent of any product launches depend on multiple factors, including licensing status, operational readiness and capital availability. There can be no assurance regarding the timing or success of such efforts.

Future Opportunities:

The Company is engaged in discussions with potential commercial counterparties that may support future portfolio diversification, including complementary product categories. These discussions are preliminary and ongoing, and there can be no assurance that any such discussions will result in definitive agreements or contribute to future revenue.

Operational Update

During the year ended December 31, 2023, the Company focused on strengthening its operational structure and capabilities. The Company utilized its licensed brands to support its commercial activities and expand into additional product categories. Its sales and distribution strategy was supported by its sell-out model and logistics network.

The Company considers its food operations, with emphasis on distribution and logistics, to be a viable operating model. A key challenge remains cash flow management. The Company expects that additional capital will be required to support working capital needs and future operations. The ability to execute its business plan is dependent on obtaining such financing.

During the year ended December 31, 2023, the Company expanded its logistics presence to seventeen (17) Brazilian states and completed the homologation of fourteen (14) strategically located IDCs and sixteen (16) national suppliers. These developments support the Company’s operational platform and its ability to scale distribution. During the second quarter of 2024, we made the strategic decision to temporarily suspend revenue-generating product sales activities in order to focus on operational readiness and product portfolio development. The Company is currently preparing for the commercialization of products supported by its existing licensing agreement. The timing and extent of such commercialization depend on multiple factors, including licensing status, operational readiness and capital availability.

External Economic Environment:

External challenges such as limited credit availability and high financing costs have had a significant impact on the Company’s financial condition and results of operations. Interest expense for the year ended December 31, 2025 was $353,138, compared to $1,172,087 for the year ended December 31, 2024.

Brazil’s high interest rate environment has increased the cost of working capital financing and reduced the availability of credit, which has affected the Company’s liquidity and financial flexibility. As of December 31, 2025, the benchmark interest rate in Brazil was 15.00%, compared to 12.73% as of December 31, 2024.

High interest rates in Brazil have impacted the Company in several ways including:

•	increased costs associated with financing inventory and working capital;

•	higher financing costs embedded in supplier pricing;

•	increased debt servicing requirements, reducing available cash flow; and

•	higher accrued interest expenses, further impacting liquidity.

In response to these conditions, the Company has implemented measures aimed at managing its cost structure and liquidity, including pricing adjustments where possible, operational efficiencies and cash flow prioritization.

Despite these measures, increased borrowing costs continue to affect the Company’s cash generation capacity and may limit its ability to invest in operations and growth initiatives. Looking ahead, macroeconomic conditions in Brazil, including interest rates, inflation, credit availability and consumer demand, may continue to impact the Company’s financial condition and results of operations. The Company continues to monitor these factors and adjust its operational plans accordingly; however, there can be no assurance regarding the extent or duration of such impacts.

Strategic Investments:

General and administrative expenses for the year ended December 31, 2025 were $709,099, compared to $387,678 for the year ended December 31, 2024, representing an increase of 82.9% from 2024 to 2025. Variations in general and administrative expenses reflect the Company’s operational transition, including the strategic suspension of revenue-generating activities, continued investment in corporate infrastructure and operational readiness, as well as the impact of foreign exchange fluctuations, as certain expenses denominated in Brazilian reais increased when translated into U.S. dollars.

EBITDA:

EBITDA for the year ended December 31, 2025 was $(709,031), compared to $(192,250) for the year ended December 31, 2024, an increase of $516,781. Variations in EBITDA across periods were due to reduction of sales during the Company’s strategic transition and increase in operational expenses.

Strategic Operational Decisions to Temporarily Pause Sales:

In the first quarter of 2024, the Company began reducing sales volume in preparation for a broader product portfolio. In the second quarter of 2024, we made the strategic decision to temporarily suspend revenue-generating product sales activities in order to focus on operational readiness and product portfolio development.

During this period, the Company focused on consolidating relationships with third-party distribution centers, implementing enterprise resource systems and advancing product development under its then-existing licensing agreements.

While the qualification of 14 independent distribution centers and sixteen (16) national suppliers was completed during the fiscal year ended December 31, 2023, integration and operational deployment continued during the sales pause period in fiscal 2024, which we believe strengthened the Company’s logistics and operational capabilities.

As a result of the sales pause, the Company reported no net revenue or cost of products sold for the year ended December 31, 2025. However, the Company has maintained its operational platform, supplier relationships and commercial structure during this period. We believe the Company is currently positioned to support the resumption of commercial activities; however, the timing and extent of such resumption depend on multiple factors, including operational readiness, licensing agreement status and capital availability, and there can be no assurance regarding the timing or success of such efforts.

Financial Performance and External Challenges

The Company experienced a significant decline in revenue, from $10,054,390 in the year ended December 31, 2023 to $40,463 in the year ended December 31, 2024. For the year ended December 31, 2025, the Company generated no revenue. The significant decline in revenue is primarily as a result of the strategic suspension of sales and prevailing macroeconomic conditions.

Net loss for the year ended December 31, 2025 was approximately $1.1 million, compared to approximately $1.6 million in fiscal year 2024. The Company’s financial performance has been impacted by reduced revenue during the sales pause period, as well as increased financing costs associated with higher interest rates in Brazil. The Company continues to actively manage its cost structure, preserve liquidity and maintain its operational platform and commercial relationships during this period. While management believes that the Company’s operational platform and logistics infrastructure position it to support future commercialization and growth, there can be no assurance regarding the timing or extent of revenue generation or profitability.

Innovation and Sustainability

Innovation remains an important component of the Company’s operational strategy. The Company continues to evaluate opportunities for product development, partnerships and operational improvements. The Company implemented an enterprise resource planning (“ERP”) system in 2023 to support operational efficiency and scalability across its operations. The Company also seeks to improve resource utilization and maintain relationships with suppliers aligned with its operational standards and business practices.

Logistics Business:

Boni Logística Ltda. (“Boni Logistica”), our logistics operations subsidiary in Brazil, plays an important role in supporting the Company’s distribution platform and coordination of product flows through third-party IDCs.

Product Development Initiatives:

The Company continues to evaluate product development opportunities, commercial relationships and operational improvements to align with consumer demand and market trends. During the period of suspended sales activities, the Company has focused on product development initiatives and operational readiness, including formulation adjustments, packaging design, supplier qualification and process optimization.

Operational Cornerstones

Excellence in supply chain: The Company maintains an operational structure across sourcing, manufacturing, logistics and planning, supported by its team and its logistics subsidiary, Boni Logística. This structure is intended to support efficient product flow across its operations

Quality as the primary goal: The Company maintains quality control processes designed to support product consistency and customer experience across its B2B2C model. These processes include monitoring at production and point-of-sale levels. The Company conducts its business in accordance with applicable laws and seeks to engage suppliers aligned with its operational standards and long-term objectives.

Conclusion:

We believe the Company’s operational platform, product portfolio and logistics infrastructure position it to support future commercialization and growth. The Company continues to focus on refining its operations and evaluating growth opportunities; however, there can be no assurance regarding the timing or extent of future growth or the Company’s ability to achieve profitability.

Business Model

Developing categories and building brands

The Company has historically managed licensed brands with established recognition in Brazil, including Knorr, Maizena and Mãe Terra. As of the date of this Annual Report on Form 10-K, the Knorr brand is the only remaining active licensed brand, with Maizena and Mãe Terra license agreements having expired in February 2026 and March 2026, respectively. The Company and seeks to maintain quality standards across its production and distribution processes, focuses on the point of sale as a key component of its commercial strategy, and seeks to align its product offering with consumer demand. The Company has expanded certain licensed brands into additional product categories, leveraging management experience in the food and logistics sectors.

Our Operations

Since commencing operations, the Company has structured its processes with reference to ESG principles, including food safety, operational standards and supplier selection. The Company maintains processes intended to support product quality, including monitoring, storage and operational controls across its supply chain. The Company’s commercial activities include product development, supplier coordination, packaging development, retail registration and distribution through its logistics structure.

Growth Strategy

The Company’s strategy is based on operational efficiency, product portfolio development, customer focus and cost management. In 2022 and 2023, the Company entered into license agreements with Unilever for the development of multiple products. As of the date of this Annual Report on Form 10-K, three of these four license agreements have expired. The Company’s remaining agreement covers the Knorr brand for 15 specified products and is scheduled to expire on June 30, 2026. The Company expects to commercialize products supported by its existing agreement; however, the timing and extent of such commercialization depend on multiple factors, including licensing status, operational readiness and capital availability.

The Company’s strategy also includes geographic expansion and potential entry into new product categories, subject to market conditions and execution capability.

Strategic Planning

The Company’s long-term strategy is focused on maintaining its presence in Brazil, managing its licensed brands and improving operational efficiency. The Company temporarily suspended revenue-generating activities in the second quarter of 2024 as part of an operational transition. During this period, the Company has maintained its operational structure, including its distribution network and commercial relationships.

The Company’s infrastructure, including its network of 14 IDCs and points of sale, is intended to support future commercialization; however, such commercialization depends on operational and financial factors, including the status of the Company’s remaining and any future licensing arrangements. The Company continues to evaluate strategic opportunities and market developments as part of its long-term planning.

Our strategic pillars include:

•	Strategic national relaunch in Brazil: Preparation for the coordinated launch of products under recognized brands, replacing the Company’s prior limited portfolio.

•	Brand positioning: Leveraging licensed brands (including Knorr) to support consumer recognition and market entry.

•	Logistics platform: Utilization of 14 independent distribution centers to support potential national fulfillment.

•	Technology infrastructure: Implementation of SAP ERP and WMS/TMS systems to support operational efficiency and control.

•	Operational optimization: Strategic suspension of lower-scale operations to prepare for a more efficient commercial rollout.

•	Operational and financial discipline: Maintenance of core infrastructure, including leased facilities and audited financial processes, to support business continuity.

•	Historical growth foundation: The Company achieved sales growth in prior periods and established a market presence in selected regions before the suspension of sales in 2024

Our Priorities

The Company’s priorities include improving operational efficiency, strengthening its commercial structure and supporting long-term value creation. These priorities are based on its existing operational platform, market presence and relationships within its value chain.

Critical Accounting Policies and Estimates

Estimates and accounting judgments

Our financial statements are prepared in accordance with U.S. GAAP, requiring judgment and estimates that may affect reported figures. The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. Actual results may differ from these estimates.

Estimates and assumptions are reviewed on an ongoing basis. Reviews in relation to accounting estimates are recognized in the period in which the estimates are reviewed and in any affected future periods.

Foreign Currency Translation

All our operations are conducted in Brazil; thus we consider the Brazilian Real our functional currency.

The assets and liabilities in Brazil are converted into US dollars, which is our reporting currency, at exchange rates existing at the relevant balance sheet dates. Revenue and expenses are converted at average exchange rates and shareholders’ equity and net worth are converted at historical exchange rates. Adjustments resulting from converting the financial statements from Brazilian Real into US dollars are included in the foreign currency conversion adjustment, a component of accumulated other comprehensive income (loss).

Description of the Line Items of our Statement of Profit (Loss)

Revenue Recognition

U.S. GAAP states the specific conditions under which revenue must be recognized and determines the accounting for such revenue. Typically, revenue is recognized when a critical event occurs, when a product or service is delivered to a customer and the cash value is easily measurable by the Company.

Management has also to ensure that all revenue recognition principles within the Company remain constant over time, so historical financials can be reviewed and revised for seasonal trends or inconsistencies by investors and stakeholders.

The revenue recognition principle is also regulated by ASC 606 in U.S. GAAP terms and requires that revenues are recognized in the income statement in the period in which they are transferred/realized and earned — not necessarily when cash is received.

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

The five steps required under U.S. GAAP to satisfy the updated revenue recognition principle, all of which are followed by the Company, are as follows:

•	Identify the agreement with the customer;

•	Identify contractual enforcement obligations;

•	Determine the consideration amount/price of the transaction;

•	Allocate the determined amount of consideration/price to the contractual obligations and;

•	Recognize revenue when the performing party satisfies the performance obligation.

In addition, there must be a reasonable level of certainty that payment for the revenue earned will be received. Finally, according to the standard principle, revenue and its associated costs must be reported in the same accounting period.

Government Grants

Government grants are recognized when there is reasonable assurance that the entity will comply with all conditions. When the benefit refers to an expense item, it is recognized as revenue over the benefit period, in line with the credit reporting period under the accrual basis of accounting.

The government grants we receive are in form of tax incentives received from the various states in which we operate in the amount of ICMS (Imposto sobre Circulação de Mercadorias e Serviços, a State Value-Added Tax on Services and Circulation of Goods) that may be due and levied on the Company’s business.

We are eligible to benefit from tax benefits arising from government subsidies related to the reduction of the ICMS calculation base on the sale of grains, which therefore grant a presumed credit to the Company for purposes of calculating the ICMS to be paid by the Company.

The portion of net income resulting from these tax incentives, not taxed, in accordance with article 195-A of Law 6,404/76, is allocated to a tax incentive reserve in our financials, which is consequently excluded from the profit distribution calculation, and used only for capital increase or the absorption of accumulated losses.

According to Brazilian tax law, tax benefits granted in the form of presumed/granted ICMS credits arising of operations with food products carried out by industrial and commercial establishments (which is the case of the Company) in the states of Rio de Janeiro, Paraná and São Paulo are now considered subsidies for investments, and may be deducted from the calculation basis of income tax and social contribution on net profits. Thus, the Company had no ICMS tax benefit for fiscal year 2025, as no sales were recorded in the period, and calculated the ICMS tax benefit in the accumulated total of US$3,681 as of December 31, 2024. As provided for in Article 30 of Brazilian Law no. 12,973/14, the tax incentive reserve may be used to absorb accumulated losses, provided that the other Profit Reserves (with the exception of the Legal Reserve), if any, have previously been fully absorbed, or for a capital stock increase. Within the same legal provision, the tax incentive reserve and legal reserve do not make up the calculation base for the minimum mandatory dividend, and the Company must submit it to taxation, in case of distribution.

Taxes

Current income and social contribution taxes, tax rates and laws used to calculate the amounts are those in force at the base date of the relevant financial statements. In Brazil, income taxes include both income and social contribution taxes. Under the taxable profit based on accounting records regime (“lucro real”), applicable to the Company, income tax is calculated at the rate of 15% on taxable profit, plus 10% surtax on profit exceeding BRL240 thousand over 12 months, whereas social contribution tax is levied at a rate of 9% on taxable profit, both recognized on an accrual basis, therefore additions to book income of temporarily nondeductible expenses or exclusions of temporarily nontaxable income upon determination of current taxable profit generate deferred tax assets or liabilities.

Sales taxes

Revenues, expenses and assets are recognized net of sales taxes, except:

•

When sales taxes incurred on the purchase of assets or services are not recoverable from tax authorities, in which case sales taxes are recognized as part of the acquisition cost of the asset or expense item, as applicable;

•	When amounts receivable and payable are stated together with sales taxes; and

•

When net sales taxes, either recoverable or payable, are included as a component of amounts receivable or payable in the statements of financial position. Revenues from sales in Brazil are subject to the following taxes and contributions, at the basic rates below:

Rates
State value-added tax (ICMS)	0.00% to 20.00%
Contribution tax on gross revenues for social security financing (COFINS)	0.00% to 7.60%
Contribution tax on gross revenues for social integration (PIS)	0.00% to 1.65%
Federal value-added tax (IPI)	0.00% to 5.00%
Services tax (ISS)	0.00% to 5.00%

Non-cumulative PIS/COFINS credits are recorded as a deduction of cost of products sold or general and administrative expenses in the statements of profit or loss, according to the source of the expenditure. Taxes recoverable are stated under current or noncurrent assets according to their estimated realization. Revenues are stated net of taxes in the statements of profit or loss.

Cost of Goods Sold

We work in a business-to-business-to-consumer (“B2B2C”) model, in which we sell directly to the consumer, but the sale is facilitated by a third-party (including supermarkets, wholesalers and other retailers), so that the business model includes the entire chain.

In practice, the Company buys raw materials from its producers, sends the raw materials to the factory, which performs the raw material quality process and sends it to the distribution partner.

In the case of Knorr beans, for example, BR Brands buys the raw material and manages the processing at the factory, in order to ensure the quality of the beans. Then, the product is packaged, with Unilever’s brand logo, but designed by BR Brands which sells directly to wholesalers and supermarkets.

At this stage, there is great operational synergy with Boni Logística, which delivers the finished product to our distributor. We handle all stages of the supply chain including production, factory, manufacturing, services and sale to the final consumer.

BR Brands works under the assumption that the point of sale is to be handled with state-of-the-art techniques, transforming the supermarket shelves with an attractive visual identity for the consumer, combined with the training of teams that are on-site focused on sales promotion, and an automated process for inspecting the shelves where customers’ brand products are displayed.

Selling and Marketing expenses

Selling and marketing expenses comprise (i) expenses for our sales team, (ii) commissions paid to franchisee, (iii) advertising expenses, and (iv) allowance for expected credit losses for account receivables.

In the context of the sales process, the sales promoter is the most important element in our sales process, seeking to have the best possible relationship with store managers as well as all wholesalers and supermarket employees directly involved. There is constant search for space on shelves, for the product to be available and for the presentation of product posters on sales islands.

General and Administrative Expenses

We incur general and administrative expenses in the management and support of our operating activities. Our main general and administrative expenses are personnel expenses, provision for contingencies, and depreciation and amortization.

Financial Result

Financial result represents financial income less financial costs. For the fiscal years ended December 31, 2025 and 2024, the main items that comprise our financial result are interest on loans and debts and revenue from financial investments (cash equivalents).

Results of Operations for the Years Ended December 31, 2025 and 2024

The following table shows the components of our results of operations for the fiscal years ended December 31, 2025 and 2024:

	Fiscal Year Ended December 31,
	2025 ($)	2024 ($) (Restated)	$ Change	% Change
Net revenue	—	40,463	(40,463)	(100.0)%
Cost of products sold	—	(48,616)	48,616	(100.0)%
Gross Loss	—	(8,153)	8,153	(100.0)%

Operating Income (Expenses)
General and Administrative Expenses	(709,099)	(387,678)	(321,421)	82.9%
Sales expenses	(30,137)	(56,961)	26,824	(47.1)%
Operating Loss before financial income	(739,236)	(452,792)	(286,444)	63.3%
Financial Income
Financial Revenue	—	—	—	N/A %
Financial Expenses	(353,138)	(1,172,087)	819,949	(69.9)%
Net Loss before Income Tax	(1,092,374)	(1,624,879)	532,505	(32.8)%
Income Tax	—	2,942	(2,942)	(100.0)%
Net Loss	(1,092,374)	(1,627,821)	535,447	(32.9)%

Restatements

For the years ended December 31, 2024 and 2023, the Company restated its results. As discussed in Note 4, Consolidated Financial Statements Restated, to the audited financial statements for the year ended December 31, 2025:

•

For the years ended December 31, 2024 and 2023, in accordance with Staff Accounting Bulletin Topic 5, which provides that specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering, the Company recorded expenses related to legal and consulting services directly attributable to its IPO process amounting to USD 1,025,195, which have been properly deferred. Separately, expenses related to research and development (“R&D”) in the amount of USD 1,166,238 were expensed as incurred in accordance ASC 730. The Company made an adjustment of US$1,166,238 (was made as a GAAP adjustment) because the Company’s local books are maintained under IFRS. Per IAS 38 guidance, companies are required to capitalize and amortize development expenditures. However, for GAAP purposes, R&D costs were expenses as incurred, consistent with ASC 730.

Results of Operations and Impact of Strategic Realignment

During the second quarter of 2024, we made the strategic decision to temporarily suspend revenue-generating product sales activities in order to focus on operational readiness and product portfolio development. The Company’s sales and expenses significantly reduced in fiscal years 2025 and 2024.

For the year ended December 31, 2025, the Company generated no net revenue, compared to $40,463 for the year ended December 31, 2024 (restated), representing a decrease of $40,463, or 100.0%. The absence of net revenue in fiscal 2025 reflects the continuation of the Company’s strategic sales pause that commenced in the second quarter of 2024 Cost of products sold was $nil for the year ended December 31, 2025, compared to $48,616 for the year ended December 31, 2024, a decrease of $48,616, or 100.0%, which is consistent with the absence of revenue-generating sales activity during fiscal 2025. We recorded a gross profit of $nil for the year ended December 31, 2025, compared to a gross loss of $(8,153) for the year ended December 31, 2024.

The Company’s general and administrative expenses, including essential support and operational management activities, was $709,099 for the year ended December 31, 2025, compared to $387,678 for the year ended December 31, 2024, an increase of $321,421 (or 82.9%). The increase in general and administrative expenses was primarily driven by services from third parties which increased $436,784 and others reductions in the amount of $(115,364).

Sales expenses for the year ended December 31, 2025 were $30,137, compared to $56,961 for the year ended December 31, 2024, a decrease of $(26,824) (or 47.1%). The decrease in sales expenses was primarily driven by the decrease in Company’s sales and decrease in related sales expenses and royalties.

Financial expenses for the year ended December 31, 2025 were $353,138, compared to $1,172,087 for the year ended December 31, 2024, a decrease of $(819,949) (or 69.9%). The decrease in financial expenses was primarily driven by a decrease of ($554,931) in banking expenses and a decrease of $(264,017) in interest during the period.

Net loss for the year ended December 31, 2025 was approximately $1.1million, compared to $1.6 million for the year ended December 31, 2024, a decrease of approximately $0.5 million (or 32.9%). The decrease in net loss was primarily driven by reduction of our operations.

EBITDA decreased , due to our ongoing sales pause during fiscal year 2025, to $(709,031) in the year ended December 31, 2025 from $(217,673) in the year ended December 31, 2024. Variations in EBITDA across periods were due to reduction of sales during the Company’s strategic transition and increase in operational expenses.

Total assets were $2,172,299 as of December 31, 2024 and decreased to $1,990,390 as of December 31, 2025, a decrease of $181,909, or 8.4%. The decrease in total assets was primarily driven by the reduction of operating lease assets in the amount of $168,945 during the period.

Current liabilities were $6,992,147 as of December 31, 2024 and increased to $8,783,458 as of December 31, 2025, an increase of $1,791,311, or 25.6%. The increase in current liabilities was primarily driven by accounts payables, for which the increase was $1,140,471 (or 33.0%) and loans which increased by $408,401 from fiscal 2024 to fiscal 2025..

Total liabilities were $7,045,505 as of December 31, 2024 and increased to $8,783,458 as of December 31, 2025, an increase of $1,737,953, or 24.7%. The increase in total liabilities was primarily driven by interest and foreign exchange rate which represented an increase of $474,392, an increase in suppliers in the amount of $1,140,471, and other liabilities variation in the amount of $189,081 during the period.

Our accounts payable were settled at an average of 7 days for the year ended December 31, 2025.

Liquidity and Capital Resources

The following discussion of our liquidity and capital resources is based on the financial information derived from our audited consolidated financial statements as of and for the year ended December 31, 2025, included elsewhere in this Annual Report on Form 10-K.

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

As of December 31, 2025, we had a working capital deficit of approximately $7.4 million, which raises substantial doubt about our ability to continue as a going concern. In its report on our financial statements for the years ended December 31, 2025 and 2024, our independent registered public accounting firm included an explanatory paragraph stating that our accumulated losses raise substantial doubt about our ability to continue as a going concern. Our management is actively exploring opportunities to improve our liquidity position, including the potential infusion of equity capital from our initial public offering and improvements to our cost of capital, both of which would have a significant impact on our ability to support our ongoing operations and improve our profitability.

Our primary capital needs relate to funding that affect our liquidity, including: (i) working capital needs; (ii) the purchase of raw materials on more favorable financial terms; and (iii) continued investment in product development. We may encounter operational challenges, or unexpected costs in relaunching our product sales, however, an improvement in our costs of cash or an infusion of equity could significantly affect our profitability.

Our cash and cash equivalents include cash on hand, deposits with banks and other short-term highly liquid investments with original maturities of three months or less, which have an immaterial risk of change in value. For more information, see notes to our audited consolidated financial statements.

Cash Flows

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

The table below summarizes our Statement of Cash Flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025 ($)	Year Ended December 31, 2024 (Restated) ($)
Net Loss	(1,092,374)	(1,627,821)
Net cash provided by (used in) operating activities	188,449	(78,355)
Net cash provided by (used in) investment activities	141,612)	(8,630)
Net cash provided by (used in) financing activities	(330,084)	79,247

Net cash provided by operating activities

For the year ended December 31, 2025, net cash provided by operating activities was $188,449, primarily as a result of:

•

Net loss of $(1,092,374), adjusted for non-cash expenses consisting primarily of depreciation and amortization of $30,205 and cumulative translation adjustments of $(827,487) and interest of $761,539. The total amount of adjustment to net loss from non-cash items for the year ended December 31, 2025, was $(35,743).

•	Net cash from changes in working capital, arising from changes in operating assets and liabilities, totaled an outflow of $1,316,567 principally due to:

•	a decrease in accounts receivable of $11,326, an increase in suppliers of $1,140,471 a decrease in inventory of $(6,720), and other variations of $171,490.

EBITDA

EBITDA is the earnings before interest, depreciation and amortization.

	2025 ($)	2024 ($)
Net Loss for the year	(1,092,374)	(1,627,821)
(+) Interest	353,138	1,172,087
(+) Depreciation and amortization	30,205	235,119
(+) Income Tax and Social Contribution	—	2,942
EBITDA	(709,031)	(217,673)
(+) Non-Recurring Expenses – PCLD	32,952	23,128
Total Adjusted EBITDA	(676,079)	(194,545)

Introduction to adjusted EBITDA

We have introduced adjusted EBITDA among our indicators, with the intention of providing more detail on the items that impact our activities and presenting how we evaluate our lines of business.

Adjusted EBITDA is part of the business performance assessment process established by our management.

The comparative information of the adjustment items was obtained from the audited financial statements for the respective periods. The introduction of adjusted EBITDA does not change the accounting information already published, it only complements them.

It is important to emphasize, on the one hand, that these were non-recurring events, and on the other, that they did not affect the Company’s ability to produce future results.

We present below the nature of the reconciliation items, with a brief description of the adjustments, in the order in which they are presented:

•

Non-recurring expenses related to the allowance for doubtful accounts of specific clients (PCLD) in the amount of US$32,952. Such amounts are not recurring and are not associated with a recurring operation;

We present below the reconciliation of EBITDA to adjusted EBITDA for the year ended December 31, 2025:

2025 ($)
EBITDA	(709,031)
(+) Non-Recurring Expenses – Provisions	—
(+) Non-Recurring Expenses – PCLD	32,952
(-) Non-Recurring Expenses – Adjustments	—
Total adjusted EBITDA	(676,079)

Past Offerings

2023A Convertible Note Offering

On February 17, 2023, we closed a private placement (the “2023A Convertible Note Offering”) of a convertible note (the “2023A Convertible Note”) to an accredited investor pursuant to Rule 506 of Regulation D of the Securities Act. The 2023A Convertible Note has an annual rate of return of six and one-half percent (6.5%) per annum, payable as a Payment-in-Kind in the Company’s common stock valued, at a price equal to sixty five percent (65%) of the per share price of securities sold in this offering, at the Maturity Date of the 2023A Convertible Note.

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

As of February 17, 2023, $100,000 of the 2023A Convertible Note have been sold. No offers are being taken as a result of the filing of the registration statement of our initial public offering.

2023B Convertible Note Offering

On August 4, 2023, we closed a private placement (the “2023B Convertible Note Offering”) of a convertible note (the “2023B Convertible Note”) to an accredited investor pursuant to Rule 506 of Regulation D of the Securities Act. The 2023B Convertible Note has an annual rate of return of twelve and one-half percent (12.5%) per annum, payable as a Payment-in-Kind in the Company’s common stock valued, at a price equal to sixty five percent (65%) of the per share price of securities sold in this offering, at the Maturity Date of the 2023B Convertible Note.

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

As of August 4, 2023, $150,000 of the 2023B Convertible Note have been sold. No offers are being taken as a result of the filing of the registration statement of our initial public offering.

2023C Convertible Note Offering

On October 13, 2023, we closed a private placement (the “2023C Convertible Note Offering”) of a convertible note (the “2023C Convertible Note”) to an accredited investor pursuant to Rule 506 of Regulation D of the Securities Act. The 2023C Convertible Note has an annual rate of return of twelve and one-half percent (12.5%) per annum, payable as a Payment-in-Kind in the Company’s common stock valued, at a price equal to sixty five percent (65%) of the per share price of securities sold in this offering, at the Maturity Date of the 2023C Convertible Note.

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

As of October 13, 2023, $43,200 of the 2023C Convertible Note have been sold. No offers are being taken as a result of the filing of the registration statement of our initial public offering.

2024 Convertible Note Offering

On February 15, 2024, we closed a private placement (the “2024 Convertible Note Offering”) of a convertible note (the “2024 Convertible Note”) to an accredited investor pursuant to Rule 506 of Regulation D of the Securities Act. The 2024 Convertible Note has an annual rate of return of six and one-half percent (6.5%) per annum, payable as a Payment-in-Kind in the Company’s common stock valued, at a price equal to sixty five percent (65%) of the per share price of securities sold in this offering, at the Maturity Date of the 2024 Convertible Note.

The 2024 Convertible Note shall mature nine (9) months from the closing date of the 2024 Convertible Note Offering (the “Maturity Date”). Additionally, the Company shall issue with the 2024 Convertible Notes warrants to purchase up to $100,000 of the Company’s common stock (the “Warrants”) and the Warrants shall be exercisable for a period of three (3) years at a price equal to one hundred and twenty five percent (125%) of the per share price of the securities sold in this offering. All or parts of the outstanding principal balance and accrued interest of the 2024 Convertible Note may be converted into common stock of the Company, at the sole discretion of the note holder, immediately prior to the Company’s receipt of an effective order from the SEC declaring the registration statement of its initial public offering effective (the “Financing Event”). Additionally, the 2024 Convertible Note provides for a true-up issuance of additional shares of our common stock to the note holder in the event the conversion price on the date which is 20 trading days after the Financing Event is less than the conversion price on the date of the Financing Event.

As of February 15, 2024, $100,000 of the 2024 Convertible Note have been sold. No offers are being taken as a result of the filing of the registration statement of our initial public offering.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

The reporting currency for our consolidated financial statements is the US dollar. However, during the fiscal year ended December 31, 2025 we generated 100% of our revenue in Brazil and therefore the Brazilian Real is our functional currency.

As a result, we have been impacted by changes in exchange rates and may be impacted materially for the foreseeable future. For example, if the US dollar strengthens it would have a negative impact on our Brazilian operating results upon translation of those results into US dollars for the purposes of consolidation. The exchange rate of the Brazilian Real against the US dollar is currently near a multi-year high.

To the extent the ratio between our revenue generated in Brazilian reais increases as compared to our expenses generated in Brazilian reais, we expect that our results of operations will be further impacted by changes in exchange rates. We do not currently hedge foreign currency fluctuations. However, in the future, in an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts and option contracts. We do not, and do not intend to, engage in the practice of trading derivative securities for profit.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt. We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

Inflation

Inflationary factors such as increases COGS and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative costs as a percentage of revenue if our prices do not increase with these increases.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of BRB FOODS INC.

Wyoming - US

Opinion on the Consolidated Financial Statements

We have reviewed the consolidated financial statements of BRB FOODS INC. and its subsidiaries, which comprise the assets and liabilities and negative shareholders’ equity position as of December 31, 2025 and 2024, and the respective income statements, comprehensive income, statement of changes to shareholders’ equity, and cash flow statement for the year then ended, and notes, including significant accounting policies and other explanatory information.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of BRB FOODS INC. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025, and 2024, in conformity with generally accepted accounting principles in the United States.

Basis for Opinion

These consolidated financial statements of BRB FOODS INC. and its subsidiaries are the responsibility of the company’s management. Our responsibility is to express an opinion about these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent of the company under U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits following the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The company is not required to perform, nor have we been engaged to perform, an audit of its internal controls over financial reporting. As part of our audits, we are required to obtain an understanding of internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting. Consequently, we do not express such an opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Matter—Related to going concern

As discussed in Note 20, to the consolidated financial statements, the Company incurred accumulated losses of $8,154,348 as of December 31, 2025 (compared to $7,061,973 as of December 31, 2024) and had a shareholders’ deficit of $6,793,068 as of December 31, 2025 (compared to $4,873,206 as of December 31, 2024). These conditions, among others described in the accompanying notes, raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans to address this uncertainty include obtaining financial support through an initial public offering of BRB Foods Inc. (the ‘IPO’). The Company submitted a confidential draft registration statement with the U.S. Securities and Exchange Commission on May 15, 2023 and subsequently filed a registration statement on Form S-1 on January 17, 2024. The registration statement, as currently amended, contemplates an IPO of $16,875,000. These events will be provided for continued growth, acquisitions and expansion of new territories. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Our opinion is unchanged on this matter.

Emphasis

Financial statement presentation currency

As indicated in Note 3, the consolidated statements of financial position as of December 31, 2025, and December 31, 2024, and the statements of profit or loss for the fiscal years ended on such dates are presented in the company’s functional currency (Reais) and translated to reporting currency (US dollars). The conversion from US dollars to Reais was conducted using the following criteria: assets and liabilities were converted at the exchange rate at the end of the year; the statement of profit or loss, comprehensive income, and cash flows were converted at the average rates at the beginning of the year; and equity was converted at the historical rates of composition. Exchange rate variations from the conversion of the aforementioned accounts are recognized in a specific equity account under the name “Equity Valuation Adjustments.” Our opinion is unchanged on this matter.

Barueri, March 30th, 2026.

RUSSELL BEDFORD GM

AUDITORES INDEPENDENTES S/S

2 CRC RS 5.460/O-0 “T” SP

Roger Maciel de Oliveira

Accountant 1 CRC RS 71.505/O-3 “T” SP

Technical Partner in Charge

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ASSETS

YEAR ENDED AS OF DECEMBER 31, 2025

(Amounts expressed in US Dollar – USD)

	Notes	December 31, 2025	December 31, 2024 (Restated)

CURRENT ASSETS
Cash and cash equivalents	5	3	26
Accounts receivable	6	-	11,326
Inventory	7	60,319	53,599
Other credits	8	-	12,369
Related Parties	26	134,159	134,071
Advance to Suppliers	9	113,230	114,112
Recoverable Taxes	10	69,116	61,416
Other Assets	11	1,025,195	1,025,195
Total Current Assets		1,402,022	1,412,114

NON-CURRENT ASSETS
Property, Plant and Equipment	12	76,356	79,228
Operating lease assets	13	-	168,945
Intangible assets	14	512,012	512,012
Total Non-Current Assets		588,368	760,185

TOTAL ASSETS		1,990,390	2,172,299

Management’s explanatory notes form an integral part of these consolidated financial statements.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LIABILITIES AND NEGATIVE SHAREHOLDERS’ EQUITY

YEAR ENDED AS OF DECEMBER 31, 2025

(Amounts expressed in US Dollar – USD)

	Notes	December 31, 2025	December 31, 2024 (Restated)

CURRENT LIABILITIES
Suppliers	15	4,599,263	3,458,792
Loans	16	2,726,010	2,317,609
Related Parties	26	694,991	693,120
Taxes	18	311,872	239,580
Labor and social security liabilities	19	234,563	156,683
Other obligations		26,625	10,771
Lease	13	190,134	115,592
Total Current Liabilities		8,783,458	6,992,147
NON-CURRENT LIABILITIES
Loans	16	-	-
Lease	13	-	53,358
Taxes	18	-	-
Total Non-Current Liabilities		-	53,358

NEGATIVE SHAREHOLDERS EQUITY
Capital stock		1,012,492	1,012,492
Common stock, par value $0.001 per share; 30,000,000 authorized shares, 12,000,000 shares issued and outstanding
Accumulated Losses		(8,154,348)	(7,061,973)
Cumulative translation adjustment (CTA)		348,788	1,176,275

Negative Total Shareholders’ Equity	20	(6,793,068)	(4,873,206)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		1,990,390	2,172,299

Management’s explanatory notes form an integral part of these consolidated financial statements.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INCOME STATEMENT

YEAR ENDED AS OF DECEMBER 31, 2025.

(Amounts expressed in US Dollar – USD)

		For the year ended
		December 31, 2025	December 31, 2024 (Restated)

NET REVENUE	21	-	40,463

Cost of products sold	22	-	(48,616)

GROSS PROFIT		-	(8,153)

OPERATING EXPENSES
General and Administrative Expenses	23	(709,099)	(387,678)
Sales expenses	23	(30,137)	(56,961)

OPERATING EXPENSES BEFORE FINANCIAL INCOME		(739,236)	(452,792)

FINANCIAL INCOME
Financial revenue	24	-	-
Financial expenses	24	(353,138)	(1,172,087)

NET LOSS BEFORE INCOME TAX		(1,092,374)	(1,624,879)

Income Tax	25	-	(2,942)

NET LOSS FOR THE YEAR		(1,092,374)	(1,627,821)
Earnings per share:	26
Basic		(0.09)	(0.14)
Diluted		(0.09)	(0.14)
Weighted average shares outstanding	26
Basic		12,000,000	12,000,000
Diluted		12,561,899	12,512,142
Dividends per common share		-	-

Management’s explanatory notes form an integral part of these consolidated financial statements.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CHANGES TO SHAREHOLDERS’ EQUITY

(Amounts expressed in US Dollar – USD)

	Capital stock	Accumulated Profit/Losses	Cumulative Translation Adjustments	Total shareholders’ equity

Balance on 12/31/2023	1,012,492	(5,434,153)	(315,372)	(4,737,033)

Net Loss for the year	-	(1,627,821)	-	(1,627,821)
				-
Currency Translation Adjustments	-	-	1,491,647	1,491,647

Balance on 12/31/2024	1,012,492	(7,061,973)	1,176,275	(4,873,206)

Net Loss for the year	-	(1,092,374)	-	(1,092,374)
				-
Currency Translation Adjustments	-		(827,487)	(827,487)

Balance on 12/31/2024	1,012,492	(8,154,348)	348,788	(6,793,068)

Management’s explanatory notes form an integral part of these consolidated financial statements.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

COMPREHENSIVE INCOME

YEAR ENDED AS OF DECEMBER 31, 2025

(Amounts expressed in US Dollar – USD)

	For the year ended
	December 31, 2025	December 31, 2024

NET LOSS FOR THE YEAR	(1,092,374)	(1,627,821)

Other comprehensive income (loss), net of tax:	-	-
Net foreign currency translation (loss) gains	(827,487)	1,491,647

COMPREHENSIVE INCOME	(1,919,861)	(136,174)

Management’s explanatory notes form an integral part of these consolidated financial statements.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CASHFLOW STATEMENT

YEAR ENDED AS OF DECEMBER 31, 2025

(Amounts expressed in US DOLLAR – USD)

	For the year ended
	December 31, 2025	December 31, 2024 (Restated)
Cash Flows From Operating Activities
Loss for the year	(1,092,374)	(1,627,821)

Adjustments to reconcile the income with cash and cash equivalents generated by operating activities

Depreciation	30,205	235,119
Cumulative Translation Adjustments	(827,487)	1,491,647
Allowance for doubtful accounts	-	-
Interest	761,539	147,657
Other adjustments	-	-
Appropriation of revenue receivable	-	-
Decreases/(increase) in assets
Accounts Receivable	11,326	78,080
Inventory	(6,720)	45,203
Taxes to recover	(7,700)	17,744
Advance to Suppliers	882	35,441
Credits to partners	(88)	(53,172)
Other credits	12,369	18,807
(Decreases)/increase in liabilities	-	-
Suppliers	1,140,471	(512,462)
Labor and social security liabilities	77,880	26,266
Taxes	72,292	75,484
Lease	-	(47,138)
Other liabilities	15,854	(9,211)
Net cash provided by (used for) operations activities	188,449	(78,355)
Cash Flows From Investing Activities:
Lease	-	-
Property, Plant and Equipment	2,872	1,436
Intangible assets	138,740	(10,066)
Write-off of fixed assets	-	-
Marketable securities	-	-
Net cash provided by (used for) investing activities	141,612	(8,630)
Cash Flows From Financing Activities:
Lease	21,183	(1,436)
Loans	(353,138)	(84,090)
Advance Receivables	-	-
Intercompany	1,871	164,773
Accounts Payable	-	-
Capital Subscription	-	-
Net cash provided by (used for) financing activities	(330,084)	79,247
Decrease in cash and cash equivalents	(23)	(7,739)
Cash and cash equivalents at the beginning of the year	26	7,765
Cash and cash equivalents at the end of the year	3	26

Management’s explanatory notes form an integral part of these consolidated financial statements.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

Organization and Description of Business

BRB FOODS Inc., is a corporation with its headquarters office in State of Wyoming is to be located at 36 Shadow Brook Lane Lander, WY 82520 of kent, and currently owns 100% of issued shares of Thamuz LLC, a company with its headquarters office in State of Delaware is to be located at 8 The Green, Ste R, in the City of Dover County of Kent, which, in turn, owns 100% of issued shares of the companies BR Brands S,A, and Boni Logistica Ltda, both headquartered at Rua Dr, Eduardo de Souza Aranha, n° 387 — Conjunto 151B, in the capital of the State of Sao Paulo in Brazil, having a legal personality under private law, where its duration is indeterminate, and its performance is established throughout the national territory, BR Brands S.A. and Boni Logistica Ltda. started their activities in 2020, through brands with strong recognition and leadership in the markets where it operates.

BR Brands S,A and Boni Logistica Ltda were incorporated in Brazil by members of the Bonifácio family in 2020 who subsequently in 2022 conferred their equity in these entities to Thamuz LLC in November, 2022, date in which Thamuz LLC became the sole shareholder of BR Brands S,A and Boni Logistica Ltda, BRB Foods Ltd, in its turn was incorporated on October 13, 2022, and afterwards the then shareholders of Thamuz’s LLC (i,e,, the members of the Bonifácio family who founded BR Brands S,A, and Boni Logistica Ltda), conferred the issued and outstanding shares of Thamuz LLC into the capital of the Company, As a result of this corporate restructuring: (i) Mr. Paulo R, Bonifacio contributed to the Capital of the Company, according to their services and vesting agreement, Mr. Paulo R, Bonifacio is (and shall be after the offer) owner of record and beneficial owner of the majority of the shares of the Company and therefore is a controlling shareholder; (ii) the Company will directly own 100% of Thamuz LLC’s shares; and (iii) Thamuz LLC will directly own 100% of BR Brands S,A, and the Boni Logistica Ltda,’s respective shares.

We are an operating company incorporated under US law and conduct business through our operating subsidiaries. The structure of the group is as follows:

Company	Activities	Country	Units	Participation	Percentage
BRB Foods Inc.	Holding	USA	1	-	100%
Thamuz LLC	Holding	USA	1	Direct	100%
BR Brands S.A.	Industrialization and sale of grains (mainly rice and beans), pasta, flour, among other products	Brazil	4	Indirect	100%
Boni Logística Ltda.	Distribution centers, transport and logistics solutions,	Brazil	1	Indirect	100%

BRB Foods Ltd, incorporated on October 13, 2022, headquartered in Dover, Delaware in the United States of America, is a holding company whose subsidiaries are BR Brands S.A. founded on December 1, 2020 and Boni Logística Ltda, founded on February 26, 2020, both located in São Paulo in Brazil, In October 31st, 2023, The company changes to BRB Food Inc, and changes its address to Wyoming, BRB FOODS Inc, is a corporation with its headquarters office in State of Wyoming is to be located at 36 Shadow Brook Lane Lander, WY 82520 of kent.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements are intended to provide information for comparative purposes and result from the aggregation of the individual financial statements of its subsidiaries.

We operate food’s segment, supplying high quality products to retailers and wholesalers, operating in the South, Southeast and Midwest regions,

We entered into licensing agreements with Unilever — one of the largest suppliers of food and personal care products in the world, for the licensing of the brand Knorr.

Through our operational subsidiaries based in São Paulo, Brazil, we aim to be present in all meals of Brazilian families, by introducing healthy and quality food. We currently provide our products in seventeen (17) Brazilian states through fourteen (14) integrated distribution centers (IDCs). Aligned with Brazilians’ eating habits and with the search for natural foods for a healthy life, we offer products based on grains, cereals, milk protein, vegetable protein, vegetables, and fruits. Our products are cultivated, selected, and prepared with the highest operational standards. The company invested in the last nine months, increasing our expenses, to be prepared. Our back-office team, our sales teams and operational staff for start to sell new 64 products for all Brazilian territory, and 14 new integrated distribution centers, which will start during the fiscal year of 2026.

We are licensed to launch, produce, sell, and distribute certain food products under four (4) well-known brands in Brazil. Additionally, due to our management’s logistics experience, our distribution capabilities continue to be further improved. We consider our distribution capabilities a key aspect of our business that allows us to provide improved delivery services to our customers while increasing efficiency and sustainability.

Management Letter

In 2023 was a year in which we leveraged the Company's strategy by adding new products to our portfolio, under brands known throughout Brazil such as Knorr. This portfolio covers the global food base and mainly in Latin America.

Since that 14 external suppliers were developed and certified by the Company's quality department, within the strictest standards of good practices to guarantee food safety, work safety and the well-being of the people involved in the entire process, as well as environmental safety.

These developments begin in 2024, the construction of our Environmental, Social and Governance (ESG) pillar, aiming for the highest level in people management, governance, environment and surrounding communities.

Continuing with the go to market, the Company hired 13 new Distribution Centers (DCs)  strategically located close to the main consumer centers in Brazil and with them we can improve our distribution in more than 90 thousand and ninety thousand points of sale, according to our sales plan, business.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Considering the increased portfolio achieved in 2023 and which now comes into force in 2024, our presence at the point of sales will be significantly increased. This means an expressive growth in contribution margins, and revenue if compared to the 2022 fiscal year. It will guarantee the continuous growth of the Company and provide resources to realize payments of the outstanding balances of suppliers and other liabilities recognized by the Company, as mentioned in the financial statements.

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

In relation to territorial expansion through our logistics, where we will operate from the new 13 DCs, we will be able to reach the notable number of 90 thousand points of sale and consequently growth at an expressive  CAGR for the next years, in accordance with our business plan. Our projected EBITDA margin for next years will be higher due to the quality of the portfolio achieved in 2023 and also to the territorial expansion, as mentioned above, which will be achieved in sales during the next period.

Financial support for this growth will be attributed to the initial public offering of BRB Foods Inc, which has been ongoing since the first SEC filing in May 2023 and which became signaling an initial public offering for capitalization of $16,875,000. These events will be provided for continued growth, acquisitions and expansion of new territories.

Since January this year, the Company has already received funds through regulated instruments (as convertible notes), and more are in negotiation, leading up to the initial offering, which we hope to finalize in the first half of next year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The main accounting policies adopted by the Companies in these financial statements are described below: these policies have been consistently applied in the years presented, unless otherwise indicated.

The financial statements for the year ended as of December 31, 2025, were prepared to assume the normal continuity of its activities and do not include any adjustments related to the realization and classification of asset values or liability values.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of compliance

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and are presented pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), The issuance of these financial statements was authorized by Management on March  20, 2026.

All information relevant to the financial statements, and only such information, is evidenced herein and corresponds to the information used by Management in its activities.

Measurement basis

The financial statements were prepared based on historical cost basis, except for derivative and non-derivative financial instruments measured by fair value through profit or loss.

NOTE 3 - FUNCTIONAL CURRENCY AND USE OF ESTIMATES

In line with our review of the operations and business of companies in Brazil, mainly related to the elements to determine its functional currency, the Management concluded that BRL is its functional currency. This conclusion is based on the review of the following indicators:

•	Currency that most influences prices of goods and services in Brazil;
•	Currency of the country, which competitive powers and regulations most influence the determination of the selling price of its products and services;
•	Currency that most influences material and other costs to supply products or services;
•	Currency through which the proceeds of financial activities are substantially obtained; and
•	Currency in which amounts received from operating activities are normally accumulated,

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

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financial statements presentation currency

In compliance with the provisions of the Brazilian Law, the financial statements are being presented in Reais, by converting the US dollars into Reais, through the following criteria:

•	Assets and liabilities by the exchange rate of the end of the year;
•	Statement of profit or loss, of comprehensive and of cash flows by early average rates; and
•	Equity, at the historical amount of composition,

Exchange rate variations from the conversion of the abovementioned accounts are recognized in a specific account of equity under the name “Equity valuation adjustments”.

The statements of financial position as of December 31, 2025, and December 31, 2024, and the statements of profit or loss for the fiscal years ended on such dates in functional currency (Reais) translated to presentation currency (US dollars).

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

Information about uncertainties on premises and estimates with a significant risk of resulting in material adjustment as of December 31, 2025is included in the following notes:

Note - Impairment losses on trade receivables,

Note - Provision for adjustment to inventories realization value,

Note - Provisions for legal proceedings and provision for credits and incentives to be granted,

NOTE 4 - MAIN ACCOUNTING PRACTICES

Classifications of current and non-current items

In the balance sheet, assets and obligations falling due or expected to be realized within the next year are classified as current items and those maturing or expected to be realized later are classified as non-current items.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Offsets between accounts

As a common rule, in financial statements, neither assets and liabilities, or revenues and expenses are offset against each other, except when offsetting is required or permitted by a Brazilian accounting pronouncement or standard and this offsetting reflects the substance of the transaction.

Functional currency and presentation currency

In line with our review of the operations and business of companies in Brazil, are mainly related to the elements to determine its functional currency, the Management concluded that BRL is its functional currency. This conclusion is based on the review of the following indicators:

•	Currency that most influences prices of goods and services in Brazil;
•	Currency of the country, which competitive powers and regulations most influence the determination of the selling price of its products and services;
•	Currency that most influences material and other costs to supply products or services;
•	Currency through which the proceeds of financial activities are substantially obtained; and
•	Currency in which amounts received from operating activities are normally accumulated,

The amounts in US Dollar (USD) presented in the financial statements of the Companies are measured translate from BRL (as the functional currency which is the currency that best reflects the economic environment in which the Company is included and the way it is managed).

Basic financial instruments

The "Company" classifies the following financial instruments as basic financial instruments:

•	Cash and cash equivalents; and
•	Debt instruments.

Debt instruments include accounts receivable and payable and loans payable, and these are valued at the balance sheet dates at amortized cost.

Cash and cash equivalents

Cash and cash equivalents include cash held by the “Company”, bank deposits with free movement and financial investments with short-term maturities of approximately three months or less from the date of the transaction.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable

Accounts receivable corresponds to amounts receivable for the collection of its receivables and respective fees arising from activities in the normal course of the company, Short- term receivables are initially recognized at transaction cost and long-term receivables at cost adjusted to present value. Subsequently, these accounts are measured at amortized cost using the effective interest rate method, net of impairment losses (losses on receivables). The provision is constituted when considered necessary for the management of the “Company”, in an amount sufficient for the recovery of credits,

Inventory

Inventories are valued at the average cost of acquisition or formation of finished products and are maintained below net realizable value. The cost of finished products consists of purchased raw materials, labor, processing, storage and transport, all related to the process of adapting the products to salable conditions. Losses are related to the production process which make up the production cost in the respective months.

Property, plant and equipment

All property, plant and equipment items are stated at cost less accumulated depreciation. Cost includes expenditures directly attributable to bringing the asset to the location and condition necessary for it to be capable of operating in the manner intended by management. Subsequent costs are included in the carrying amount of the asset or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow and the cost of the item can be reliably measured. Any gains and losses on the disposal of an item of property, plant and equipment are recognized in profit or loss, Land is not depreciated.

Depreciation of other assets is calculated using the straight-line method with corporate rates, the estimated useful lives for the current and comparative period are as follows:

•	IT equipment - 5 years
•	Furniture and Utensils - 10 years
•	Machinery and Equipment – 10 years
•	Vehicles – 5 years

Depreciation methods, useful lives and residual values are reviewed at each balance sheet date and adjusted if appropriate.

Reduction to recoverable value

Assets that are subject to depreciation or amortization are reviewed for impairment losses whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its recoverable amount. The latter is the higher of an asset's fair value, less costs to sell and value in use.

Accounts payable to suppliers are obligations payable for goods or services that were acquired from suppliers in the ordinary course of business and are initially recognized at cost and subsequently measured at amortized cost using the effective interest rate method. In practice, they are usually recognized at the corresponding invoice amount,

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Loans and financing

Loans and financing are initially recognized by transaction cost, i,e,, the present value payable to the creditor and, subsequently, stated at amortized cost. Any difference between the amounts raised and the amount paid is recognized in the statement of income during the period in which the loans are in progress, using the effective interest rate method,

Adjustment to present value of assets and liabilities

Long-term monetary assets and liabilities are monetarily restated and, therefore, are adjusted to their present value. The adjustment to present value of short-term monetary assets and liabilities is calculated and only recorded if considered relevant in relation to the financial statements taken as a whole.

For recording purposes and determination of relevance, the adjustment to present value is calculated by taking account the contractual cash flows and the explicit interest rate, and in certain cases implicit, of the respective assets and liabilities.

Based on the analyzes carried out and Management's best estimate, the “Company” concluded that the adjustment to present value of current monetary assets and liabilities is irrelevant in relation to the financial statements taken as a whole and, accordingly, did not register any adjustment.

Other current and non-current assets, liabilities

An asset is recognized in the balance sheet when it is probable that its future economic benefits will be generated in favor of the “Company” and its cost or value can be reliably measured. A liability is recognized in the balance sheet when the “Company” has a legal or constituted obligation, a result of a past event, it being probable that an economic resource will be required to settle it in the future. They are stated at their known or estimated amounts, plus, when applicable, the corresponding income, charges and monetary restatements incurred up to the balance sheet date and, in the case of assets, corrected by provision for losses when necessary.

Provisions

Provisions are recognized when the “Company” has an obligation on the date of the financial statements, a result of past events; it is probable that an outflow of resources will be required to settle the obligation; and the value has been reliably estimated.

Provisions are measured at the best estimate of the amount required to settle the obligation at the balance sheet date. When the effect of the time value of money is material, the amount of the provision is the present value of the outlay expected to be required to settle the obligation.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue recognition principles within a company must also remain constant over time, so the historical financials can be reviewed and revised for seasonal trends or inconsistencies.

The revenue recognition principle is also regulated by ASC 606 in USGAAP terms, The revenue recognition principle requires that revenues be recognized in the income statement in the period in which they are transferred/realized and earned – not necessarily when cash is received.

The revenue-generating activity must be fully or essentially completed to be included in revenue during the respective accounting period. In addition, there must be a reasonable level of certainty that payment for the revenue earned will be received. Finally, according to the standard principle, revenue and its associated costs must be reported in the same accounting period.

Accounting Standards Codification (ASC) 606: On May 28, 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) issued Accounting Standards Codification (ASC) 606, referring to revenue from contracts with customers, ASC 606 provides a uniform framework for recognizing revenue from contracts with customers. The old guidance was industry-specific, which created a fragmented policy system, The updated revenue recognition standard is industry-neutral and therefore more transparent. It allows for better comparability of financial statements with standard revenue recognition practices across industries,

There are five steps required to satisfy the updated revenue recognition principle, all of which are followed by the Company:

•	Identify the agreement with the customer;
•	Identify contractual enforcement obligations;
•	Determine the consideration amount/price of the transaction;
•	Allocate the determined amount of consideration/price to the contractual obligations and;
•	Recognize revenue when the performing party satisfies the performance obligation,

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In logistics terms, revenue recognition also involves controls aimed at ensuring the integrity of transaction records, conditioned to the appropriate moment in which services are provided and recognized by the customer. Considering the volume of transactions involved, portfolio of transport services, logistics and storage management, geographic location of logistics and customer service, revenue recognition involves a high dependence on the proper functioning of the internal controls determined by the Company,

Judgment and use of accounting estimates

The preparation of the financial statements requires that the Company's management base itself on estimates for the recording of certain transactions that affect the assets and liabilities, revenues and expenses, as well as the disclosure of information about data from its financial statements.

The income from such transactions and information, upon their effective realization in subsequent periods, may differ from these estimates:

I.	Service life and residual value of the property, plant and equipment;
II.	Recoverability of property, plant and equipment, intangible assets and inventories;
III.	Provisions in general,

Government grants

The government grants received by BR Brands has the nature of tax incentives received from the states determined from the amount of ICMS due and levied on business carried out by units.

BR Brands has tax benefits arising from government grants related to the reduction of the ICMS tax base on the sale of grains (“beans”), which have presumed credit for ICMS purposes

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements Restated

The Company has updated the disclosures and footnotes related to intangible assets for the fiscal years ended as of December 31, 2024 and 2023, to reflect adjustments required under U,S, GAAP, These adjustments resulted in GAAP adjustments of USD1,166,238 and USD 1,140,815, respectively.

As of December 31, 2023, the Company had recorded USD2,166,010 within its intangible assets account under “other operating assets”, Upon review, the Company determined that this amount included (i) deferred offering costs of USD1,025,195, which represent legal and consulting expenses directly attributable to the Company’s proposed IPO, In accordance with Staff Accounting Bulletin Topic 5, which provides that specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering once completed, these costs were reclassified to “Other Assets” (as deferred offering costs), and (ii) research and development (“R&D”) expenses of USD1,140,815 in 2023 and USD 25,423 which were previously capitalized, However, under U,S, GAAP (ASC 730) such R&D costs are required to be expensed and the Company has expensed these R&D costs as required under ASC 730.

These restatements reflect the differences between IFRS, which the Company uses for its local books, and U,S, GAAP, which governs the preparation of the Company’s consolidated financial statements for SEC reporting purposes, Specifically, IAS 38 requires companies to capitalize development expenditures. Therefore these costs are capitalized and amortized under IFRS, while ASC 730 requires R&D costs be expensed as incurred.

Considering the GAAP adjustment related to R&D in the amount of USD 1,140,815 in 2023 and USD 25,423 in 2024 that were recorded as R&D costs, and the reclassification adjustments related to deferred offering costs to other assets (current assets) in the amount of USD 1,025,195 in 2023, the Company has restated its consolidated financial statements for the year ended December 31, 2024, The impact on disclosures and footnotes in 2024 were:

BALANCE SHEETS RESTATED

			December 31, 2024
	Notes		Restated	Adjustment	Prior
OTHERS CURRENT ASSETS			386,477		386,919
Other Assets	11	(a)	1,025,195	1,025,195	-
Total Current Assets			1,411,672	1,025,195	386,919
OTHERS NON-CURRENT ASSETS			76,356	-	248,173
Intangible assets	13	(b)	512,012	(2,191,433)	2,703,445
Total Non-Current Assets			588,368	(2,191,433)	2,951,618
TOTAL ASSETS			2,000,040	(1,166,238)	3,338,537

Total Current Liabilities			7,661,321	-	6,992,147
Total Non-Current Liabilities			-	-	53,358
Capital stock			1,012,492	-	1,012,492
Accumulated (Losses)		(c)	(6,502,144)	(1,166,238)	(5,895,736)
Cumulative translation adjustment (CTA)			(171,630)	-	1,176,275
Negative Total Shareholders’ Equity	19		(5,661,281)	(1,166,238)	(3,706,969)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			2,000,040	(1,166,238)	3,338,537

(a)	Reclassification adjustments related to deferred offering costs,
(b)	Reclassification adjustments related to deferred offering costs and GAAP Adjustments related to R&D Costs
(c)	GAAP Adjustments related to R&D Costs,

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CHANGES TO SHAREHOLDERS’ EQUITY RESTATED

		Total shareholders’ equity
		Restated	Adjustment	Prior
Balance on 12/31/2023		(4,737,033)	(1,140,815)	(3,596,218)
Net Income (Loss)for the year	(a)	(1,627,821)	(25,423)	(1,602,398)
Currency Translation Adjustments		1,491,647	-	1,491,647
Balance on 12/31/2024		(4,873,206)	(1,166,238)	(3,706,969)

(a)	GAAP Adjustments related to R&D Costs

INTANGIBLE ASSETS RESTATED

		December 31, 2024
		Restated	Adjustment	Prior
S,A,P		54,434	-	54,434
Operational		457,578	-	457,578
Other Operational	(a)	-	(2,191,433)	2,191,433
(-) Amortization
Total		512,012	(2,191,433)	2,703,445

(a)	Reclassification adjustments related to deferred offering costs and GAAP Adjustments related to R&D Costs

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

STOCKHOLDERS’ EQUITY RESTATED

		December 31, 2024
		Restated	Adjustment	Prior
Capital stock		1,012,492	-	1,012,492
Net Income of the year	(a)	(6,502,144)	(1,166,238)	(5,895,736)
Equity valuations adjustments (CTA)		1,176,275	-	1,176,275
		(4,873,206)	(1,166,238)	(3,706,969)

(a)	GAAP Adjustments related to R&D Costs

NOTE 5 - CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES

CASH AND CASH EQUIVALENTS

Financial investments are substantially represented by fixed income investment funds with remuneration close to the Interbank Deposit Certificate (CDI) and can be redeemed at any time without prejudice to the appropriate remuneration.

			Change
	12/31/2025	12/31/2024	$	%

Banks	3	26	(23)	(88)%
	3	26	(23)	(88)%

NOTE 6 - ACCOUNT RECEIVABLE

The amounts below contemplate the sale and delivery of beans to customers at the end of each period, the settlement of which usually occurs within the contractual terms established by each customer, or full settlement. Part of the receivables comprises guarantees for credit operations with FIDCs, such operation generates an interest, approximately 2.5% by transaction done with financial institution.

The sales policies for customers are subordinated to the credit policies established by its management and are aimed at minimizing any problems resulting from default by its customers.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The expected credit loss was constituted by Management based on default in the realization of credits. The Company performs detailed analysis by client in order to determine the amount of expected credit loss to be recorded at account receivables and surrounding any risk related to financial impacts.

			Change
	12/31/2025	12/31/2024	$	%

Accounts Receivable	246,994	203,711	43,283	21%
Allowance for doubtful accounts	(246,994)	(192,385)	(54,609)	28%
	-	11,326	(11,326)	(100)%

NOTE 7 - INVENTORIES

The inventory of the Company includes raw material, packaging and finished goods available for sales, as following:

			Change
	12/31/2025	12/31/2024	$	%

Inventories (¹)	-	-	-	-
Packaging	60,319	53,599	6,720	13%
	60,319	53,599	6,720	13%

(¹) The Company performs write-off inventories for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value.

NOTE 8 - OTHER CREDITS

Our other credits consisted of the following:

			Change
	12/31/2025	12/31/2024	$	%

Judicial Deposit	-	12,369	12,369	100%
	-	12,369	12,369	100%

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – ADVANCE TO SUPPLIERS

The advance to suppliers substantially refers to payments in advances for raw materials (beans) suppliers.

			Change
	12/31/2025	12/31/2024	$	%

Advance to Suppliers	113,230	114,112	(882)	(1)%
	113,230	114,112	(882)	(1)%

NOTE 10 – RECOVERABLE TAXES

Recoverable Taxes includes value added tax (ICMS), income tax & social contribution and sales tax (PIS and COFINS), as follow:

			Change
	12/31/2025	12/31/2024	$	%
Recoverable taxes (²)

COFINS	42,222	37,341	4,851	13%
ICMS	4,795	10,839	(6,044)	(56)%
PIS	9,167	8,114	1,053	13%
IRPJ	2,321	2,918	(597)	(20)%
CSLL	1,905	1,833	72	4%
INSS	30	341	(311)	(91)%
OTHERS	8,676	-	8,676	100%
Total	69,116	61,416	10,089	13%

NOTE 11 - OTHER ASSETS

			Change
	12/31/2025	12/31/2024	$	%

Deferred offering costs	1,025,195	1,025,195	-	0%
	1,025,195	1,025,195	-	0%

Deferred offering costs were related to efforts of the Company in orders to perform the Initial Public Offerings (“IPO”) in the amount of USD 1,025,195. Therefore, the mainly expenses were due to legal and consulting services in the amount of USD 562,601 and USD 462,594 respectively.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at historical cost less accumulated depreciation and disposals. Historical cost includes expenditures that are directly attributable to the purchase of the items and the costs attributable to bringing the asset to its working condition for its intended use. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets, Assets are depreciated to their residual values.

					Change
	12/31/2025	(+)	(-)	12/31/2024	$	%
		Acquisitions	Disposals
Furniture & Fixtures	11,213	-	-	1,234	9,979	0%
Computers and Peripherals	15,997	-	-	10,404	5,593	54%
Vehicles	98,054	-	-	78,959	19,095	24%
Improvements in third party properties	5,357	-	-	40,657	35,300	(87)%
(-) Accumulated depreciation	(54,265)	-	-	(52,026)	(2,239)	4%
	76,356	-	-	79,228	(2,872)	(4)%

NOTE 13 – OPERATING LEASE ASSETS

			Change
	12/31/2025	12/31/2024	$	%

Right-of-use (“ROU”) assets	603,942	603,942	-	0,00%
(-) Depreciation	(603,942)	(434,997)	(168,945)	38.84%
	-	168,945	(168,945)	100.00%

BRB leases floors of operation buildings, warehouses and vehicles, in general, lease contracts are made from fixed 1-year to 4-year periods, however, they may have extension options,

The right-of-use asset is subsequently depreciated on a straight-line basis from the date of inception of the lease to the end of the lease term.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company worked out the operating leasing, right-of-use assets for all leasing contract and for the amount recorded of net present value were used the discount rate of 10%, The main contract is related to leasing held by the Company as of December 31, 2025, were as following:

12/31/2025
	Non-Current Assets	Current Liabilities	Non- Current Liabilities
Energy Group	-	12,000	-
HSTONES	-	4,987	-
PFZ	-	70,486	-
ARBROS MATRIZ	-	47,107	-
TOTAL	-	190,134	-

12/31/2024
	Non-Current Assets	Current Liabilities	Non- Current Liabilities
Energy Group	43,675	10,308	-
HSTONES	12,193	4,283	-
PFZ	-	60,541	53,358
ARBROS MATRIZ	113,077	40,460	-
TOTAL	168,945	115,592	53,358

NOTE 14 - INTANGIBLE ASSETS

					Change
	12/31/2025	(+)	(-)	12/31/2024	$	%
		Acquisitions	Disposals

SAP	54,434	-	-	54,434	-	0%
Operational	457,578	-	-	457,578	-	0%
(-) Amortization	-	-	-	-	-	0%
Total	512,012	-	-	512,012	-	0%

Intangible assets comprises rights that have as object intangible assets intended for the maintenance of the entity or exercised for this purpose, The Company expects to realize the amortization of expenses recorded as intangible when start its operations.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets are acquired, measured and presented at acquisition or formation cost less accumulated amortization. The useful life of the intangible asset is evaluated as defined according to annual amortization rates that takes into account the evaluation made by Management of the technical, technological and commercial aspects:

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

NOTE 15 - ACCOUNTS PAYABLE

These are obligations related to the purchase of raw materials, inputs and contracting of service providers for short-term payments.

SUPPLIERS

			Change
	12/31/2025	12/31/2024	$	%

Domestic supplier	4,599,263	3,458,792	1,140,471	33%
	4,599,263	3,458,792	1,140,471	33%

	12/31/2025	12/31/2024
Domestic supplier	-	-
Past due 01-90 days	63,553	101,319,39
Past due 91-180 days	73,312	729,746,00
Past due 181-360 days	117,993	482,003,00
Past due 360 days	4,344,405	2,145,724,00
Total	4,599,263	3,458,792,39

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

These are the amounts payable to our raw material suppliers and service provider.

Domestic supplier	Main	Fees	12/31/2025
Santa Efigenia Agropecuaria Ltda	453,060	103,694	556,754
Agrosalto	285,357	65,311	350,667
Vieno Comércio de Cereais Ltda	260,251	59,565	319,816
Jota Alimentos Ltda	228,132	52,213	280,345
Unilever Brasil Ltda	212,122	48,549	260,672
Pontarollo Comércio de Cereais Ltda	202,130	46,262	248,393
Safras Comercio de Cereais Ltda	149,316	34,175	183,491
Jota Alimentos Ltda - Arrendamento	82,571	18,898	101,469
NEXP Representação Negócios e Participações Eireli	56,767	12,993	69,760
4 PS Promoções e Eventos Ltda	50,064	11,458	61,523
Fernandes Comércio de Cereais e Transportes Eireli	45,164	10,337	55,501
Peacook Alimentos Ltda,	43,478	9,951	53,427
A,M,J Tatui Comercio Atacadista de Cereais Ltda,	42,109	9,638	51,746
Others	1,161,324	696,762	2,005,699
Total	3,271,845	1,179,806	4,599,263

Domestic supplier	Main	Interest	12/31/2024
Santa Efigenia Agropecuaria Ltda	453,061	43,388	496,449
Agrosalto	285,357	27,328	312,684
Vieno Comércio de Cereais Ltda	260,252	24,923	285,175
Jota Alimentos Ltda	228,132	21,847	249,979
Unilever Brasil Ltda	212,123	20,314	232,437
Pontarollo Comércio de Cereais Ltda	202,131	19,357	221,488
Safras Comercio de Cereais Ltda	149,316	14,300	163,616
Jota Alimentos Ltda - Arrendamento	82,570	7,908	90,478
NEXP Representação Negócios e Participações Eireli	56,768	5,436	62,204
4 PS Promoções e Eventos Ltda	50,064	4,795	54,859
Fernandes Comércio de Cereais e Transportes Eireli	45,164	4,325	49,489
Peacook Alimentos Ltda,	43,476	4,164	47,640
A,M,J Tatui Comercio Atacadista de Cereais Ltda,	42,109	4,033	46,142
Others	1,002,516	143,637	1,146,153
Total	3,113,037	345,755	3,458,792

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16- LOANS

The Company advance receivables with Credit Rights Investment Funds - FIDC, the balances of receivables are transferred to the Funds with a corresponding entry being recognized under the heading "Loans and financing" in current liabilities according to the maturity age, the interest and other transaction financial costs are recognized as expenses at the time of the transaction. Due to the position of Assignor of credit rights, we are jointly and severally liable to the debtors (clients) for the punctuality and total settlement of all credit rights assigned to the FIDC, for the payment of principal, interest, fines, and other charges related to each operation in case of default.

Accounts receivables are written off upon receipt in full of its customers and/or upon assignment of these securities to the FIDC, in which the FIDC acquires directly from the Company the rights represented by trade notes arising from its commercial sales to its customers.

	Current		Non-Current		Total
	12/31/2025	12/31/2024	12/31/2025	12/31/2024	12/31/2025	12/31/2024
Advance Receivables	730,185	594,403	-	-	730,185	594,403
Loans Bank	1,995,825	1,723,207	-	-	1,995,825	1,723,207
TOTAL	2,726,010	2,317,609	-	-	2,726,010	2,317,609

Advance Receivables

	12/31/2025	Interest Paid	Interest Provision	12/31/2024
PREMIER	711,262	-	133,673	577,589
RDF SOLUÇÕES FINANCEIRAS	5,242	-	584	4,658
ML BANK SECURITIZADORA S/A	13,681	-	1,525	12,156
TOTAL	730,185		97,574	594,403

Loans Bank

	12/31/2025	Acquisition	Interest Paid	Interest Provision	Payments	12/31/2024
Loans Bank	1,995,825		-	499,435		1,723,207

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – CONVERTIBLE NOTE

2023A Convertible Note Offering

On February 17, 2023, we closed a private placement (the “2023A Convertible Note Offering”) of a convertible note (the “2023A Convertible Note”) to an accredited investor pursuant to Rule 506 of Regulation D of the Securities Act, The 2023A Convertible Note has an annual rate of return of six and one-half percent (6.5%) per annum, payable as a Payment-in-Kind in the Company’s common stock valued, at a price equal to sixty five percent (65%) of the per share price of securities sold in this offering, at the Maturity Date of the 2023A Convertible Note.

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

As of February 17, 2023, $100,000 of the 2023A Convertible Note have been sold, no offers are being taken as a result of the filing of the registration statement of our initial public offering.

2023B Convertible Note Offering

On August 4, 2023, we closed a private placement (the “2023B Convertible Note Offering”) of a convertible note (the “2023B Convertible Note”) to an accredited investor pursuant to Rule 506 of Regulation D of the Securities Act, The 2023B Convertible Note has an annual rate of return of twelve and one-half percent (12.5%) per annum, payable as a Payment-in-Kind in the Company’s common stock valued, at a price equal to sixty five percent (65%) of the per share price of securities sold in this offering, at the Maturity Date of the 2023B Convertible Note.

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

As of August 4, 2023, $150,000 of the 2023B Convertible Note have been sold, no offers are being taken as a result of the filing of the registration statement of our initial public offering.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2023C Convertible Note Offering

On October 13, 2023, we closed a private placement (the “2023C Convertible Note Offering”) of a convertible note (the “2023C Convertible Note”) to an accredited investor pursuant to Rule 506 of Regulation D of the Securities Act, The 2023C Convertible Note has an annual rate of return of twelve and one-half percent (12.5%) per annum, payable as a Payment-in-Kind in the Company’s common stock valued, at a price equal to sixty five percent (65%) of the per share price of securities sold in this offering, at the Maturity Date of the 2023C Convertible Note.

The 2023C Convertible Note shall mature nine (9) months from the closing date of the 2023C Convertible Note Offering (the “Maturity Date”). The outstanding principal balance of the 2023C Convertible Note and all accrued interest shall automatically convert into common stock of the Company immediately prior to the Company’s receipt of an effective order from the SEC declaring the registration statement of its initial public offering effectively.

As of October 13, 2023, $43,200 of the 2023C Convertible Note have been sold, no offers are being taken as a result of the filing of the registration statement of our initial public offering.

2024C Convertible Note Offering

On February 15, 2024, we closed a private placement (the “2024C Convertible Note Offering”) of a convertible note (the “2023C Convertible Note”) to an accredited investor pursuant to Rule 506 of Regulation D of the Securities Act, The 2024C Convertible Note has an annual rate of return of twelve and one-half percent (12.5%) per annum, payable as a Payment-in-Kind in the Company’s common stock valued, at a price equal to sixty five percent (65%) of the per share price of securities sold in this offering, at the Maturity Date of the 2024C Convertible Note.

The 2024C Convertible Note shall mature nine (9) months from the closing date of the 2024C Convertible Note Offering (the “Maturity Date”). The outstanding principal balance of the 2024C Convertible Note and all accrued interest shall automatically convert into common stock of the Company immediately prior to the Company’s receipt of an effective order from the SEC declaring the registration statement of its initial public offering effective.

As of February 15, 2024, $100,000 of the 2024C Convertible Note have been sold, no offers are being taken as a result of the filing of the registration statement of our initial public offering.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - TAXES

Liabilities arising from its operational activities, not having any overdue or installment debts.

			Change
	12/31/2025	12/31/2024	$	%

Federal tax payable	124,749	96,729	28,020	29%
State tax payable	186,933	142,698	44,235	31%
Municipal tax payable	190	153	37	24%
	311,872	239,580	72,292	30%

	Current	Current	Non-Current	Non-Current	Total	Total
	12/31/2025	12/31/2024	12/31/2025	12/31/2024	12/31/2025	12/31/2024
COFINS	73,149	51,798	-	-	73,149	51,798
Contribuição Sindical	3	3,740	-	-	3	3,740
CSRF	12,927	8,402	-	-	12,927	8,402
INSS	999	961	-	-	998	961
IPI	18	14	-	-	18	14
IRPJ	8,936	8,805	-	-	8,936	8,805
IRRF	11,657	5,484	-	-	11,657	5,484
PIS	15,154	12,360	-	-	15,154	12,360
Tax Fine	108	4,950	-	-	108	4,950
CSLL	4,063	-		-	4,063	-
Tax Government Program	6,682	-	-	-	6,682	-
ISS	916	154	-	-	915	153
ICMS	177,022	142,698	-	-	177,022	142,698
ICMS ST	238	214	-	-	238	214
	311,872	239,580	-	-	311,872	239,580

NOTE 19- LABOR AND SOCIAL SECURITY LIABILITIES

Liabilities arising from its operational activities

			Change
	12/31/2025	12/31/2024	$	%

Salaries	95,135	64,245	30,890	48%
Social Security	135,065	88,857	46,208	52%
Labor Provisions	4,362	3,581	781	22%
	234,563	156,683	77,881	50%

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Salaries
	12/31/2025	12/31/2024
Salaries	82,965	53,024
13º Salaries	11,067	10,139
Vacation	1,103	1,082
	95,135	64,245

Social Security
	12/31/2025	12/31/2024
INSS	121,390	77,591
FGTS	13,496	11,266
IRRF Salary Payment	179	-
	135,065	88,857

Labor Provisions
	12/31/2025	12/31/2024
Vacation Provision	4,363	3,581
13º Salaries Provision	-	-
	4,363	3,581

NOTE 20– STOCKHOLDERS’ EQUITY

(i) Common stock, $0.001 par value, 30,000,000 shares authorized as of June 30, 2024 and December 31st, 2023, respectively; 12,000,000 shares issued and outstanding as of  December 31, 2025, and December 31st, 2024.

As required by ASC 505-10-50-3, we provide the following disclosure regarding our outstanding securities:

Common Stock:

•	Shares Outstanding: 12,000,000 shares
•	Major Shareholders:
○	Paulo Roberto Bonifacio: 8,203,000 shares (68.36%)
○	Bruno Bonifacio: 772,500 shares (6.44%)
○	Tivix Investments LLC: 599,000 shares (4.99%)
•	Unaffiliated Shareholders: Various, totaling 2,425,500 shares (20.21%)

Warrants:

•	Issued Warrants: Warrants allowing purchase of stock worth $100,000, exercisable on a cashless basis with a strike price at 125% of the IPO price, valid for three years.

Convertible Notes:

•	SMC Family Limited Partnership: $12,500
•	Philip R H Connor LLC: $12,500
•	Jasper Hodings LLC: $75,000
•	Mont Saint Consultoria e Investimentos Ltda: $43,200
•	Alidora LLC: $100,000, with attached warrants enabling the purchase of stock worth $100,000, exercisable on a cashless basis at a strike price of 125% of the IPO price, valid for three years, Proceeds are exclusively for IPO-related expenses, and shares issued upon conversion are registered to be freely tradable.
○	True-Up Period: On the date that is twenty (20) trading days from the Financing Event that the Conversion Shares delivered by the Company to the Subscriber become Free Trading, there shall be a true-up period of 10 business days from the share issuance date. If the conversion price as of the True-Up Date is less than the conversion price sold in the Financing Event, the Company shall deliver additional Conversion Shares ("True-Up Shares") to the Subscriber as specified.
•	Charles Le Jeune: $150,000
○	Interest Rate: 6.5% per annum
○	Conversion Terms: The principal and accrued interest of this note may be converted into shares of the company’s common stock at a conversion price equal to 65% of the per share price of the securities sold in the Financing Event.
○	Maturity Date: Nine months from the date of the note or upon an Event of Default.

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

This disclosure ensures compliance with ASC 505-10-50-3 by providing a clear and concise explanation of the rights and privileges associated with each class of our outstanding securities.

(ii) According to legal basis, based on Complementary Law No, 160, of August 7, 2017, began to treat as a subsidy for investment the tax benefits granted in the form of presumed/granted credit provided for in the ICMS regulation of the states of Rio de Janeiro, Paraná And São Paulo granted in operations with food products carried out by industrial and commercial units, the tax incentives granted by the states or the Federal District began to be considered subsidies for investments, deductible for the calculation of income tax and social contribution. As provided for in Article 30 of Law 12,973/14, the Tax Incentive Reserve may be used to absorb losses, provided that previously the other profit reserves have been fully absorbed, except for the legal reserve, or for capital increase. Within the same legal provision, the reservation of tax incentives and legal reserve does not compose the basis of calculation of the mandatory minimum dividend, and the company must submit it to taxation, in case of distribution.

			Change
	12/31/2025	12/31/2024	$
		(Restated)
Capital stock	1,012,492	1,012,492	-
Loss of the year	(8,154,348)	(7,061,973)	(1,828,575)
Equity valuations adjustments (CTA)	348,788	1,176,275	(77,367)
	(6,793,068)	(4,873,206)	(1,905,943)

Authorized Stock and Amendments

Partner	Capital	%

AC SKAF HOLDINGS LTD	500,000	4.167%
ACCELERA SOLUTIONS S,A,	275,000	2.292%
DANIELA SERIO BONIFACIO	100,000	0.833%
PAULO ROBERTO BONIFACIO	8,203,000	68.358%
GUILHERME REIF CARVALHAES	8,000	0.067%
CASA III HOLDINGS	772,500	6.438%
ERIK JAKOB ENGSTROM	2,000	0.017%
MALP HOLDINGS	772,500	6.438%
CHRISTOFER CHARLES LE JEUNE	70,000	0.583%
OPENCAP GLOBAL INC	145,000	1.208%
ROBERT OSSELAER	5,000	0.042%
PRHC LLC	260,600	2.172%
ANTOINE DE SEJOURNET DE RAMEIGNIES	5,000	0.042%
MR, PHILIPPE DE COCK DE RAMEYEN	2,400	0.020%
RANDWYCK LLC	40,000	0.333%
SMC FAMILY LIMITED PARTNERSHIP	233,000	1.942%
CAROLINE SOREL	5,000	0.042%
TIVIX INVESTMENTS LLC	599,000	4.992%
PATRICK GEORGES VANHERCK	2,000	0.017%
TOTAL	12,000,000	100%

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The revenue recognition principle is also regulated by ASC 606 in USGAAP terms, The revenue recognition principle requires that revenues be recognized in the income statement in the period in which they are transferred/realized and earned – not necessarily when cash is received.

The revenue-generating activity must be fully or essentially completed to be included in revenue during the respective accounting period. In addition, there must be a reasonable level of certainty that payment for the revenue earned will be received. Finally, according to the standard principle, revenue and its associated costs must be reported in the same accounting period.

Accounting Standards Codification (ASC) 606: On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 606, referring to revenue from contracts with customers, ASC 606 provides a uniform framework for recognizing revenue from contracts with customers. The old guidance was industry-specific, which created a fragmented policy system. The updated revenue recognition standard is industry-neutral and therefore more transparent. It allows for better comparability of financial statements with standard revenue recognition practices across industries.

There are five steps required to satisfy the updated revenue recognition, principle, all of which are followed by the Company:

•	Identify the agreement with the customer;
•	Identify contractual enforcement obligations;
•	Determine the consideration amount/price of the transaction;
•	Allocate the determined amount of consideration/price to the contractual obligations and;
•	Recognize revenue when the performing party satisfies the performance obligation,

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

	For year ended		Change
	12/31/2025	12/31/2024	$	%

Gross Sales	-	58,857	(58,857)	(100)%
Subsidy Revenue (ICMS Presumed Credit)	-	-	-	0%
(-)Sales Return	-	(4,601)	4,601	(100)%
(-)Conditional discounts	-	(2,209)	2,209	(100)%
(-)ICMS	-	(7,492)	7,492	(100)%
(-)PIS	-	(1,408)	1,408	(100)%
(-)COFINS	-	(2,684)	2,684	(100)%
(-) ICMS ST	-	-	-	0%
Total	-	40,463	(40,463)	(100)%

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22– Cost of products sold

The balance of operating expenses corresponds to the total amount, consisting of the sum of the balances, as detailed,

	For year ended		Change
	12/31/2025	12/31/2024	$	%

(- ) Cost of produtcs sold	-	(47,029)	47,029	(100)%
(-) Freight	-	(1,587)	1,587	(100)%
Total	-	(48,616)	48,616	(100)%

NOTE 23 – Sales, General and administrative expenses

General and administrative expenses

These are all expenses related to administrative and commercial service providers, payroll, and consumption expenses to maintain the company's routine.

	For year ended		Change
	12/31/2025	12/31/2024	$	%

Administrative expenses
Services 3rd parties	(627,594)	(114,223)	(436,784)	382%
General expenses	(14,288)	(4,036)	(10,252)	254%
Labor	(4,060)	(11,173)	7,113	(64)%
PLCD	(32,952)	(23,128)	(9,824)	42%
Depreciation	(30,205)	(235,119)	204,914	(87)%
Total	(709,099)	(387,679)	(321,420)	83%

Sales expenses
General expenses	-	(25,432)	25,432	(100)%
Labor	(30,137)	(30,112)	(25)	0%
Royalties	-	(1,416)	1,416	(100)%
Total	(30,137)	(56,960)	26,823	(47)%

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - FINANCIAL INCOME

The balance of the financial income corresponds to the total amount, consisting of the sum of the balances, according to detail. The financial expenses are composed of discounts granted, bank expenditure, billing expenses, IOF, monetary variation, fines and interest on loans. Financial revenues comprise the amounts related to income on interest received and discounts obtained.

	For year ended		Change
	12/31/2025	12/31/2024	$	%
Financial Revenue
Interest	-	-	-	0%
Financial Expenses
IOF	(4)	(1)	(3)	252%
Banking Expenses	(39)	(554,970)	554,931	(100)%
Interest	(353,095)	(617,116)	264,020	(43)%
	(353,138)	(1,172,087)	818,949	(70)%

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

Social Contribution (CSLL) - applied at the rate of 9% on taxable income, recognized on an accrual basis.

	12/31/2025	12/31/2024
IRPJ	-	(1,843)
CSLL	-	(1,099)
Total	-	(2,942)

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Taxable Income - are the additions to accounting income of temporarily non-deductible expenses or exclusions of temporarily non-taxable income, considered for the calculation of current taxable income, which generate deferred tax credits or debits.

In addition, the sale of basic basket products (e,g, “Beans”) has a state tax incentive as an investment subsidy, such as reductions in the ICMS(*), IRPJ and CSLL calculation bases, rate reduction, exemption, deferral related to the benefit of the ICMS presumed credit.

The tax rates and tax laws used to calculate the amount are those in effect at the balance sheet date.

(*) State value-added tax on services and circulation of goods.

Taxes on sales

Revenues, expenses and assets are recognized net of sales tax, except:

When sales taxes incurred on the purchase of goods or services are not recoverable from the tax authorities, in which case the sales tax is recognized as part of the acquisition cost of the asset or expense item, as the case may be;

When receivables and payables are presented together with the sales tax amount;

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

Credits arising from non-cumulative PIS/COFINS are shown deducted from cost of goods sold or general and administrative expenses, in the statement of income, depending on the source of the expenditure, Amounts subject to offsetting are stated in current or non-current assets, according to their expected realization. In the income statement, revenues are presented with the net of these taxes.

The Company is framed as opting for the real profit subject to the incidence of legal income tax (IRPJ) and the social contribution on net income (CSLL) on the result determined in each year,

However, it contributes to the income tax on fixed or variable income financial investments, upon retention by the institutions in which financial investments are carried out.

Deferred Tax Liabilities

The Company's has no deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2025,

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Name	Principal Position	Year	Salary ($)
Bruno Bonifacio	Chief Executive Officer and Director	2024	96,000
		2023	96,000
Bonifacio, Paulo R,	President	2024	168,000
		2023	168,000
Burti, Leonardo P,	Chief Financial Officer and Director	2024	108,000
Farina, Fabio L,		2023	72,000

Intercompany

	12/31/2025		12/31/2024
	Receivable	Payable	Receivable	Payable
Boni Logistica	-	-	18,397	-
BR Brands	643,268	-	442,737	18,397
BRB Foods	-	643,268	-	442,737
Total	643,268	643,268	461,134	461,134

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Related Parties

C-Level	12/31/2025	(+)Add	(+) Interest	Payments	12/31/2024
D,S,B	117,279	-	1,871	-	115,408
E,S,B	54,307	-	-	-	54,307
P,B	93,015	-	-	-	93,015
Shareholders	430,390	-	-	-	430,390
Total Liabilities	694,991		1,871	-	693,120
P,B	134,159		88	-	134,071
Total Assets	134,159		88	-	134,071

NOTE 27– EARNINGS PER SHARE (EPS):

The Company reports basic and diluted earnings per share in accordance with ASC 260-10-45. For periods of net loss, the diluted EPS calculation excludes potentially dilutive securities as they would have an antidilutive effect. According, basic and diluted EPS are identical for the periods presented.

The table below summarizes the potentially dilutive securities excluded due to their antidilutive nature:

Type of Security	Issuance Date Potential	Dilution (Shares)
Convertible Notes	December, 2025	156,899
Restricted Stock Units	December, 2025	405,000
Total Potential Shares		561,899

BRB FOODS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the determination of net income available to holders of common shares and the weighted average number of common shares outstanding used to calculate basic and diluted earnings per share in each reporting exercise.

NET INCOME (LOSS) FOR THE YEAR	(1,092,374)	(1,627,821)

	For year ended
	December 31, 2025	December 31, 2024

Basic numerator
Net income (loss) allocated to controlling shareholder	(1,092,374)	(1,627,821)
Net income allocated to controlling shareholder	(1,092,374)	(1,627,821)

Basic denominator
Weighted average of shares	12,000,000	12,000,000

Basic earnings (loss) per share	(0.09)	(0.14)
Basic earnings per share	(0.09)	(0.14)

Diluted numerator
Net income (loss) allocated to controlling shareholder	(1,092,374)	(1,627,821)
Net income allocated to controlling shareholder	(1,092,374)	(1,627,821)

Diluted denominator
Weighted average of outstanding shares	12,000,000	12,000,000
Convertible Notes	156,899	147,142
Restricted Stock Units	405,000	365,000
Diluted weighted average of outstanding shares	12,561,899	12,512,142

Diluted earnings (loss) per share	(0.09)	(0.14)
Diluted earnings per share	(0.09)	(0.14)

NOTE 28– SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Financial Year Report and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are controls and other procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

As of December 31, 2025, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Management concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to the material weakness in our internal control over financial reporting described below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set for the below are the present directors and executive officers of the Company.

Name	Age	Position
Paulo R. Bonifacio	61	Chief Executive Officer, President and Director
Leonardo Pucci Burti	44	Chief Financial Officer
Joel A. Gallo*	54	Director
Jacques Benoliel*	64	Director

____________

* Independent Director.

Mr. Paulo R. Bonifacio currently serves as the Chief Executive Officer and President of the Company and resides in Brazil. Mr. Bonifacio has served as our Chief Executive Officer and a director since February 2025 and has served as our President since the Company’s inception in October 2022. Mr. Bonifacio has served as the President of BR Brands S.A. (formerly BR Brands Ltda.), our 100% owned indirect subsidiary, since its inception in December 2020. Mr. Bonifacio has over six (6) years of experience in the dry foods goods industry. Mr. Bonifacio previously served as Chief Executive Officer of Araxa Metais S.A., a mining company in Brazil, from January 2015 to April 2017. He also founded Bonifacio Logistics and served as CEO from of Bonifacio Logistics from January 1994 to September 2007, where he led the merger with GATX, a railcar leasing and service company, led another merger with Tegma, a Brazilian transport company, and led Tegma until its initial public offering on the Brazilian stock market. Mr. Bonifacio also has past experience in different markets such as importation.

Mr. Leonardo Pucci Burti currently serves as our Chief Financial Officer and resides in Brazil. Mr Burti has served as our Chief Financial Officer since May 2024. Mr Burti is an engineer and has 15 years of experience in finance. Prior to joining the Company, Mr. Burti served as CEO of HSM Consulting from March 2019 to August 2023, where he was involved in management consulting. Mr. Burti previously served as the chief financial officer of Credit Brasil FIDC Multisetorial from January 2014 to January 2019, where he focused in the creditor rights market for this organization. He previously served as head of finance and later CEO of Editora Gráficos Burti, a family-owned printing business, from 1999 to 2014. Mr. Burti earned a degree in engineering from the Instituto Maua de Tecnologia in Brazil in 2004.

Mr. Joel A. Gallo currently serves as a Director and resides in China. Mr. Gallo has served as our Director since October, 2023. Mr. Gallo also currently serves as Chief Financial Officer of HD EDU, a technology firm based in Shenzhen, China, and has served in this role since February 2023. Mr. Gallo also currently serves on the board of directors of Hywin Wealth Management Co. Ltd., a subsidiary of Hywin Holdings Ltd. (Nasdaq ticker: HYW). Mr. Gallo also currently serves as a director of International Technical Holdings Corporation. He also currently serves as an independent director nominee of Good Faith Technology. Prior to joining HD EDU, Mr. Gallo served as the Chief Financial Officer of CoinTiger, a cryptocurrency trading platform company, from July 2022 to January 2023. Mr. Gallo served as the Chief Financial Officer of ETAO International Group, a telehealth company, from March 2021 to May 2022. He served as Chief Executive Officer of Columbia China League Business Advisory Co., a professional advisory services company, from November 2019 to February 2021, providing professional advisory services to various companies, including advising Chinese companies on initial public offerings in the United States. Mr. Gallo served as co-founder and principal of GLS Group LLC from April 2013 to December 2018, and was responsible for providing management consulting services to financial sector firms. From February 1994 to March 2013, Mr. Gallo was a senior executive at Scudder Kemper Investments (Deutsche Bank Asset Management), TLX Trading Networks, Deloitte, Ernst & Young, PricewaterhouseCoopers, EMC. In those roles, Mr. Gallo advised about 100 global financial institutions on strategy, transformation, risk management projects. Mr. Gallo obtained his bachelor’s degree in management from Binghamton University — State University of New York, in 1993. He obtained a master of arts degree in international relations from Tufts University, in 2008. He obtained a master of public administration degree from Columbia University in 2018. Based on Mr. Gallo’s previous business experience discussed above, primarily including his previous experience serving in directorship roles, the Company has concluded that Mr. Gallo should serve as a director of the Company.

Mr. Jacques Benoliel currently serves as a Director and resides in Spain. Mr. Benoliel has served as our Director since May 2024. Mr. Benoliel has over 30 years of experience in IT and innovation. Mr. Benoliel currently serves as founder and CEO at Distrisave, an automation and AI services company, and has served in this role since 2020. From June 2019 to December 2022, Mr. Benoliel served as a director at Industrial Technical Holdings Corporation, an engineering company in China. He obtained a civil engineering degree from the Ecole des Ponts & Chaussées in Paris, in 1984. Mr. Benoliel has developed his career across Spain, France, and the US, and is fluent in Spanish, French, and English.

Based on Mr. Benoliel’s previous business experience discussed above, primarily including his previous experience serving in a directorship role, the Company has concluded that Mr. Benoliel should serve as a director of the Company.

Family Relationships

Bruno Bonifacio, our former CEO and a former Director, is the son of our Chief Executive Officer, President and Director, Paulo Bonifacio. Rafael Bonifacio, an employee of the Company and the holder of 772,500 shares of our common stock, which are owned through MALP Holdings Ltd, a Bahamian international business company, of which Mr. Rafael Bonifacio is the sole owner and member, is the son of our Chief Executive Officer, President and Director, Paulo Bonifacio.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past 10 years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Corporate Governance

Director Independence

We expect that more than 50% of the voting power of the common stock of the Company will be held by one shareholder after the closing of our initial public offering; therefore we are deemed a “controlled company” under Nasdaq corporate governance rules. “Controlled” companies are exempt from the requirements to have a board with a majority of independent members and the requirements regarding compensation and nominating committees. However, we do not intend to rely on the “controlled company” exemption. See “Risk Factors — We are a ‘controlled company’ as defined under Nasdaq Listing Rules, and we are permitted to elect to rely on certain exemptions from corporate governance rules; although we do not expect to rely on the ‘controlled company’ exemption under the Nasdaq Listing Rules, we expect to have the right to use such exemption and therefore we could in the future avail ourselves of certain reduced corporate governance requirements.”

Our Board has reviewed the independence of our directors based on the Nasdaq listing standards. Based on this review, our Board determined that each of Joel A. Gallo and Jacques Benoliel are independent within the meaning of the Nasdaq rules. In making this determination, our Board considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board deemed relevant in determining their independence. In addition, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Board of Directors: Term of Office

Our Bylaws provide that each member of our Board of Directors shall serve for a term of one (1) year and hold office until their successors are elected and qualified at the following annual meeting of stockholders.

Board Committees

Our Board will establish the following three standing committees: audit committee; compensation committee; and nominating and governance committee. Our board of directors will adopt written charters for each of these committees. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Duties of Directors

Under Wyoming law, our directors owe fiduciary duties to our Company, including a duty of loyalty, a duty to act honestly, and a duty to act in a manner they consider in good faith to be in our best interests. Our directors must also exercise their powers only for a proper purpose. Our directors also owe to our Company a duty to act with skill, care and diligence, which contains both objective and subjective elements. This duty requires directors to act with the skill, care and diligence that may reasonably be expected of a person of the director’s knowledge and skill carrying out the same functions as are carried out by that director in relation to the Company, and, also, to act with the skill, care and diligence in keeping with a standard of care commensurate with any particular skill they have which enables them to meet a higher standard than a director without those skills. In fulfilling their duty of care to us, our directors must ensure compliance with our amended and restated memorandum and articles of association, as amended and restated from time to time. We have the right to seek damages if a duty owed by our directors is breached. In limited exceptional circumstances, a shareholder may have the right to seek damages in our name if a duty owed by our directors is breached.

Remuneration and Borrowing

The directors may receive such remuneration as our board of directors may determine from time to time. Each director is entitled to be reimbursed for all traveling, hotel and other expenses incurred in attending meetings of our board of directors or committees of our board of directors or shareholder meetings or otherwise in connection with the business of the Company. The compensation committee will assist the directors in reviewing and approving the compensation structure for the directors. Our board of directors may exercise all the powers of the Company to borrow money and to mortgage or charge our undertakings, property, and uncalled capital or any part thereof, and to issue debentures, debenture stock, mortgages, bonds and other securities whether outright or as security for any debt, liability or obligation of the Company or of any third party.

Audit Committee

The audit committee is responsible for, among other matters:

•	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

•	discussing with our independent registered public accounting firm the independence of its members from its management;

•	reviewing with our independent registered public accounting firm the scope and results of their audit;

•	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

•	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;

•	coordinating the oversight by our board of directors of our code of business conduct and our disclosure controls and procedures

•	establishing procedures for the confidential and/or anonymous submission of concerns regarding accounting, internal controls or auditing matters; and

•	reviewing and approving related-person transactions.

Our audit committee consists of Joel Gallo and Jacques Benoliel, with Joel Gallo serving as the chairman. Nasdaq rules require us to have one independent audit committee member upon the listing of our common stock, a majority of independent directors within 90 days of the date of the prospectus included in our registration statement on Form S-1 and all independent audit committee members within one year of the date of prospectus included in our registration statement on Form S-1. Each member of our audit committee can read and understand fundamental financial statements in accordance with the SEC and the Nasdaq audit committee requirements. In arriving at this determination, our Board has examined Jacques Benoliel and Joel Gallo’s scope of experience and the nature of their prior and/or current employment.

Compensation Committee

The compensation committee is responsible for, among other matters:

•	reviewing key employee compensation goals, policies, plans and programs;

•	reviewing and approving the compensation of our directors and executive officers;

•	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

•	appointing and overseeing any compensation consultants or advisors.

Our compensation committee consists of Joel Gallo and Jacques Benoliel, with Jacques Benoliel serving as the chairman.

Nominating and Governance Committee

The purpose of the nominating and governance committee is to assist the board in identifying qualified individuals to become board members, in determining the composition of the board and in monitoring the process to assess board effectiveness. Our nominating committee consists of Joel Gallo and Jacques Benoliel, with Jacques Benoliel serving as the chairman.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics (the “Code of Business Conduct and Ethics”) that applies to our directors, officers and employees. Upon completion of our initial public offering, a copy of this code will be available on our website. We intend to disclose on our website any amendments to the Code of Business Conduct and Ethics and any waivers of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and our two most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers as of December 31, 2025 for services rendered in all capacities to us for the years ended December 31, 2025 and 2024. These three individuals are referred to as our “Named Executive Officers”.

Other than as set forth in the table and described more fully below, during the fiscal years ended December 31, 2025 and 2024, we did not pay any fees to, make any equity awards or non-equity awards to, or pay any other compensation to the Named Executive Officers. The compensation reported in this summary compensation table below is not necessarily indicative of how we will compensate our Named Executive Officers in the future. We expect that we will continue to review, evaluate, and modify our compensation framework as a result of becoming a publicly traded company, and our compensation program could vary significantly from our historical practices in the future.

Name	Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Share- based Awards ($)	Total ($)
Bonifacio, Paulo R.	Chief Executive Officer, President	2025	168,000	—	—	—	168,000
	and Director	2024	168,000	—	—		168,000
Leonardo Pucci Burti	Chief Financial Officer	2025	123,658	—	—	—	123,658
		2024	108,000	—	—		108,000

Employment Agreements

On June 30, 2023, the Company and Bruno Bonifacio entered into an agreement, pursuant to which Bruno Bonifacio agreed to be employed as the Chief Executive Officer of the Company. The Company agreed to pay Bruno Bonifacio (i) a base annual salary of BRL 384,000 (or approximately USD79,834); (ii) a discretionary bonus of up to 2.0% of salary. Effective February 11, 2025, Bruno Bonifacio resigned as the Chief Executive Officer and Director of the Company.

On June 30, 2023, the Company and Paulo R. Bonifacio entered into an agreement, pursuant to which Paulo R. Bonifacio agreed to be employed as the President of the Company. The Company agreed to pay Paulo R. Bonifacio (i) a base annual salary of BRL 1,260,000 (or approximately USD261,954); (ii) a discretionary bonus of up to 2.0% of salary. On February 12, 2025, the Company entered into an amendment to Paulo R. Bonifacio’s employment agreement (the “Amendment), which provides for revised responsibilities reflecting his new role as Chief Executive Officer. Under the Amendment, the Company agreed to pay Mr. Paulo Bonifacio a base annual salary of USD96,000 and a cash performance bonus in an amount equal to 100% of Mr. Paulo Bonifacio’s base annual salary upon achievement of certain key performance indicators as determined by the Company’s board of directors.

On April 3, 2024, the Company and Leonardo Pucci Burti entered into an agreement, pursuant to which Leonardo Pucci Burti agreed to be employed as the Chief Financial Officer of the Company. The Company agreed to pay Leonardo Pucci Burti (i) a base annual salary of BRL 600,000 (or approximately USD123,658); (ii) a discretionary bonus of up to 2.0% of salary.

Under these agreements, we may terminate employment for cause, at any time, without advance notice or remuneration, for certain acts of the executive officer, which include, but are not limited to, a conviction or plea of guilty to a non-vehicular felony or any act involving moral turpitude, willful misconduct or gross negligence, dishonest acts to our detriment, continued failure to satisfactorily follow lawful and reasonable directives of the Board, or breach of certain restrictive covenants set forth in the employment agreement. We may also terminate an officer’s employment without cause upon giving 180-day advance written notice.

Each of the executive officers has agreed to hold, both during and after the termination or expiry of his or her employment agreement, in strict confidence and not to use, except as required in the performance of his or her duties in connection with the employment, any confidential information or trade secrets of ours, our customers or prospective customers, or the confidential or proprietary information of any third-party received by us and for which we have confidential obligations. Each of the executive officers has also agreed to disclose in confidence to us all inventions and designs which they conceive or develop during the executive officer’s employment with us and to assign all right, title and interest in them to us.

Non-Executive Director Compensation

The non-executive members of our board of directors have not received any compensation prior to our initial public offering and no arrangements have been entered into in relating to compensation after our initial public offering. Following our initial public offering, the board of directors will establish a compensation package for the non-executive members of the board of directors.

Clawback Policy

We will adopt a clawback policy in accordance with SEC and Nasdaq rules prior to completion of our initial public offering. Under this policy, which will be administered by our Compensation Committee, each of our officers is required to execute an agreement with the Company pursuant to which the Company shall have the ability to recover any erroneously awarded incentive-based compensation received by current and former executive officers in the event of a required accounting restatement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2026, by:

•	each person, or group of affiliated persons, known to us to own beneficially more than 5% of our common stock;

•	each of our current directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

The information in the following table has been presented in accordance with the rules of the SEC. Under such rules, beneficial ownership of a class of capital stock includes any shares of such class as to which a person, directly or indirectly, has or shares voting power or investment power and also any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any stock option, warrant or other right. If two or more persons share voting power or investment power with respect to specific securities, each such person is deemed to be the beneficial owner of such securities. Except as we otherwise indicate below and under applicable community property laws, we believe that the beneficial owners of the common stock listed below, based on information they have furnished to us, have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, each stockholder named in the table is assumed to have sole voting and investment power with respect to the number of shares listed opposite the stockholder’s name. The calculations of beneficial ownership in this table are based on 12,000,000 shares of common stock outstanding on December 31, 2025.

Names of Beneficial Owners	Shares Beneficially Owned	Percent of Class
5% Beneficial Owners:
Rafael Bonifacio(3)	772,500	6.4%
MALP Holdings Ltd(3)	772,500	6.4%
Bruno Bonifacio(7)	772,500	6.4%
Named Executive Officers and Directors(1):
Paulo R. Bonifacio(2)	8,802,000	73.4%
Leonardo Pucci Burti(4)	10,000	* %
Joel A. Gallo(5)	0	0%
Jacques Benoliel(6)	0	0%
All of our directors and officers as a group(5)	8,812,000	73.4%

____________

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each of the named individuals is Rua Doutor Eduardo de Souza Aranha, 387 — Conjunto 151, São Paulo, SP 04543-121, Brazil.
(2)

Mr. Paulo R. Bonifacio is the owner of 8,802,000 shares of our common stock, 599,000 shares of which are owned through Tivix Investments LLC, a Delaware limited liability company, of which Mr. Paulo R. Bonifacio is the sole owner and member. Mr. Paulo R. Bonifacio has the voting, dispositive or investment power over his respective shares owned through Tivix Investments LLC. The address of Tivix Investments LLC is 2255 Glades Road, Suite 122A, Boca Raton, FL 33431.

(3)

Mr. Rafael Bonifacio is the owner of 772,500 shares of our common stock, which are owned through MALP Holdings Ltd, a Bahamian international business company, of which Mr. Rafael Bonifacio is the sole owner and member. Mr. Rafael Bonifacio has the voting, dispositive or investment power over his respective shares owned through MALP Holdings Ltd. The address of MALP Holdings Ltd is Bahamas Financial Center, third floor, BF11, Shirley and Charlotte streets, Nassau, NP Bahamas.

(4)

Mr. Leoardo Pucci Burti has been granted restricted stock units for 50,000 shares of our common stock, with 10,000 restricted stock units vested on April 1, 2025 and the remaining restricted stock units vesting at 10,000 each on April 1 of 2026, 2027, 2028 and 2029, respectively.

(5)	Mr. Joel A. Gallo owns 2,000 options to acquire 2,000 shares at a price of $4.50, which options vest commencing one year from the date of our initial public offering.
(6)	Mr. Leoardo Pucci Burti owns 2,000 options to acquire 2,000 shares at a price of $4.50, which options vest commencing one year from the date of this our initial public offering.
(7)	Mr. Bruno Bonifacio, our former Chief Executive Officer and director, is the owner of 772,500 shares of our common stock.

2023 Equity Incentive Plan

We have reserved a total of 815,000 shares of common stock in our 2023 Equity Incentive Plan to fulfill any future grants under the Company’s 2023 Equity Incentive Plan or other future grants by the Company to its employees, officers or directors.

As of the date of this Annual Report on Form 10-K, we have granted to certain director and employees of the Company or its subsidiaries (the “Beneficiaries”) restricted stock units for an aggregate total of 515,000 shares of our common stock. Further, on June 30, 2023, the Company granted 150,000 restricted stock units to Mr. Fabio L. Farina, former Chief Financial Officer of the Company. Effective March 1, 2024, Mr. Fabio L. Farina resigned as the Chief Financial Officer and Director of the Company. Consequently, all restricted stock units granted to Mr. Fabio L. Farina were forfeited to the Company on March 1, 2024. No stock-based compensation expense related to Mr. Farina or other Beneficiaries was recognized in the 2023 or 2024 fiscal years.

The restricted stock units granted to the Beneficiaries were made pursuant to certain restricted stock unit grant agreements entered into between the Company and each respective Beneficiary (“RSU Agreement”). Pursuant to the RSU Agreements, an aggregate total of (a) 177,500 restricted stock units vested on July 1, 2024; (b) 5,000 restricted stock units vested on November 30, 2024; (c) 177,500 restricted stock units vested on December 28, 2024; (d) 5,000 restricted stock units vested on December 30, 2024; (e) 5,000 restricted stock units each vested on March 28, 2025 and March 30, 2025; (f) 10,000 restricted stock units vested on April 1, 2025; (g) 5,000 restricted stock units vested on June 26, 2025, (h) 5,000 restricted stock units vested on June 30, 2025, (i) 5,000 restricted stock units vested on September 30, 2025, (j) 5,000 restricted stock units vested on December 30, 2025, (k) 5,000 restricted stock units vested on March 30, 2026, (l) 5,000 restricted stock units each vest on June 30, 2026, September 30, 2026, December 30, 2026, March 30, 2027, June 30, 2027, September 30, 2027, December 30, 2027, March 30, 2028, June 30, 2028, September 30, 2028, December 30, 2028, March 30, 2029 and June 30, 2029; and (k) 10,000 restricted stock units each vest on April 1 of 2026, 2027, 2028, and 2029, respectively. Consequently, as of the date of this Annual Report on Form 10-K, 410,000 restricted stock units have vested and 105,000 restricted stock units will vest after the consummation of our initial public offering.

The purpose of the 2023 Equity Incentive Plan is to establish rules for employees of the Company to acquire our shares, with the aim of: (i) aligning the interests of executives and other employees with those of the Company’s shareholders, in generating results and creating sustainable value, and (ii) reinforcing the long-term orientation of decisions taken by executives. The goal is to create a long-term incentive, based on the concept of a stock option, which consists of granting a right and not an obligation to buy Company common shares at pre-established prices and terms. Under the terms of our 2023 Equity Incentive Plan, if a participant ceases to be a service provider, other than upon the participant’s termination as the result of the participant’s death or disability, the participant may exercise his or her option within such period of time as is specified in the award agreement (but in no event later than the expiration of the term of such option as set forth in the award agreement) to the extent that the option is vested on the date of termination. In the absence of a specified time in the award agreement, the option shall remain exercisable for three months following the participant’s termination. Unless otherwise provided by the administrator, if on the date of termination the participant is not vested as to his or her entire option, the shares covered by the unvested portion of the option will be forfeited and revert to the Plan. If after termination the participant does not exercise the vested portion of his or her option within the time specified by the administrator, the option will terminate, and the shares covered by such option will revert to the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Unless described below, during the last two fiscal years ended December 31, 2025 and 2024 and during the period beginning January 1, 2026 through the date of this Annual Report on Form 10-K, there are no transactions or series of similar transactions to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed the lesser of (i) $120,000, or (ii) 1% of the average of BRB Foods Inc.’s total assets for the last two completed fiscal years; and

•

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Employment Agreements

The Company has entered into employment agreements with executive officers. See summaries of such agreements under “Executive Compensation — Employment Agreements”.

Director Independence

Our Board of Directors currently consists of Paulo R. Bonifacio, Joel A. Gallo and Jacques Benoliel.

Mr. Bonifacio, as an executive officer of the Company, does not qualify as independent directors under the NASDAQ Capital Market independence standards.

The Board of Directors has determined that Joel A. Gallo and Jacques Benoliel are independent directors in accordance with the NASDAQ Capital Market listing requirements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Russell Bedford GM Auditores Independentes S/S was the Company’s independent registered public accounting firm for the years ended December 31, 2025 and 2024.

Audit and Non-Audit Fees

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	Years Ended December 31,
	2025	2024
Audit fees (1)	$34,545	$24,232
Audit related fees (2)	—	—
Tax fees	—	—
All other fees	—	—
Total	$34,545	$34,545

(1)

Audit fees consist primarily of fees for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements included in the Company’s Form 10-K and the review of the Company’s quarterly consolidated financial statements included in Forms 10-Q.

(2)	Audit-related fees consist primarily of services performed in connection with registration statements on Form S-1.

 PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMEN SCHEDULES

The following exhibits are included and filed with this report.

Exhibit	Exhibit Description
3.1	Articles of Continuance (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)
3.2	Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)
3.3	Bylaws of BRB FOODS INC. (Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)
4.2	Form of Representative’s Warrant (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)
4.3	2023 Equity Incentive Plan (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)
10.1+

IP License Out (Nutrition & Ice Cream) Agreement, effective March 1, 2023, by and between Conopco, Inc., d/b/a Unilever, and BR Brands Ltda. (portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K) (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)

10.2+

IP License Out (Foods) Agreement, effective December 1, 2022, by and between Unilever Brasil Ltda. and BR Brands Ltda. (portions of the exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K) (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)

10.3+

IP License Out (Nutrition & Ice Cream) Agreement, effective July 1, 2023, by and between Unilever IP Holdings B.V. and BR Brands Ltda. (portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K) (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)

10.4+

IP License Out (Nutrition & Ice Cream) Agreement, effective March 1, 2023, by and between Mae Terra Produtos Naturais Ltda. and BR Brands Ltda. (portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K) (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)

10.5	Form of Convertible Note for 2023A Convertible Note Offering (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)
10.6	Form of Convertible Note for 2023B Convertible Note Offering (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)
10.7	Form of Convertible Note for 2023C Convertible Note Offering (Incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)
10.8

Employment Agreement, dated June 30, 2023, by and between BRB Foods Ltd, BR Brands S.A. and Bruno Bonifacio (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)

10.9

Employment Agreement, dated June 30, 2023, by and between BRB Foods Ltd, BR Brands S.A. and Paulo Bonifacio (Incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)

10.10	Form of Convertible Note for 2024 Convertible Note Offering (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)
10.11

Employment Agreement, dated April 3, 2024, by and between BRB Foods Ltd, BR Brands S.A. and Leonardo Pucci Burti (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)

10.12

Restricted Stock Unit Grant Agreement, dated June 30, 2023, by and between BRB Foods Ltd and Edinaldo Souza (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)

10.13

Restricted Stock Unit Grant Agreement, dated June 30, 2023, by and between BRB Foods Ltd and Emanuel Balaz (Incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)

10.14

Restricted Stock Unit Grant Agreement, dated April 3, 2024, by and between BRB Foods Inc. and Leonardo Pucci Burti (Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)

10.15

Amendment to the Employment Agreement, dated February 12, 2025, by and between BRB Foods Ltd, BR Brands S.A. and Paulo Bonifacio (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)

10.16

Restricted Stock Unit Grant Agreement, dated October 24, 2024, by and between BRB Foods Inc. and Michel Sousa Secco (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)
21.1	List of Subsidiaries of Registrant (Incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
99.1	Audit Committee Charter (Incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)
99.2	Compensation Committee Charter (Incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)
99.3	Nominating and Corporate Governance Committee Charter (Incorporated by reference to Exhibit 99.3 to Registration Statement on Form S-1 filed on January 17, 2024, File No. 333-276557)
101	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRB FOODS INC.

By:	/s/ Paulo R. Bonifacio
Name:	Paulo R. Bonifacio
Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: April 15, 2026

By:	/s/ Leonardo Pucci Burti
Name:	Leonardo Pucci Burti
Title:	Chief Financial Officer (Principal Financial Officer)
Dated: April 15, 2026

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Title	Date
/s/ Paulo R. Bonifacio	Chief Executive Officer, President and Director	April 15, 2026
Paulo R. Bonifacio	(Principal Executive Officer)
/s/ Leonardo Pucci Burti	Chief Financial Officer	April 15, 2026
Leonardo Pucci Burti	(Principal Financial and Accounting Officer)
/s/ Joel A. Gallo	Director	April 15, 2026
Joel A. Gallo
/s/ Jacques Benoliel	Director	April 15, 2026
Jacques Benoliel

